Form 10QSB
period 2004-12-31
Electrum Mining LTD
filed 2005-02-14
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

COMMISSION FILE NUMBER 333-120788

ELECTRUM MINING LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	98-0434381
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

808 Nelson Street
Suite 2103
Vancouver, British Columbia
Canada V6Z 2H2
(Address of principal executive offices)

(604) 684-7619
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

ELECTRUM MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

Expressed in US Funds

Unaudited

Electrum Mining Limited		Statement 1
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds
Unaudited

	As at	As at
	December 31,	September 30,
ASSETS	2004	2004
Current
Cash and cash equivalents	$9,326	$18,038
Funds held in trust (Note 6)	-	15,000
	$9,326	$33,038

LIABILITIES

Current
Accrued liabilities	$1,500	$2,500
Due to related parties (Note 5)	27,734	27,000
	29,234	29,500

Going Concern (Note 1)

SHAREHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
750,000 (2004 - 500,000) shares	8	5
Capital in excess of par value	14,992	9,995
Deficit accumulated during the exploration stage - Statement 3	(34,908)	(6,462)
Equity (Deficit) – Statement 3	(19,908)	3,538
	$9,326	$33,038

- See Accompanying Notes -

Electrum Mining Limited		Statement 2
(An Exploration Stage Company)
Interim Statement of Loss
Expressed in US Funds
Unaudited

	Cumulative from
	Inception
	(August 4,	Three-Months
	2004) to	Ended
	December 31,	December 31,
	2004	2004
Expenses
Mineral property costs	$3,938	$-
Professional fees	30,684	28,184
Interest and bank charges	320	296
Office and supplies	122	122
Loss Before Other Items	(35,064)	(28,602)

Other Items
Foreign exchange gain	156	156
Loss for the Period	$(34,908)	$(28,446)

Basic and Diluted Loss per Common Share		$(0.04)

Weighted Average Number of Shares Outstanding		733,696

- See Accompanying Notes -

Electrum Mining Limited					Statement 3
(An Exploration Stage Company)
Interim Statement of Shareholders’ Equity (Deficit)
Expressed in US Funds
Unaudited

				Deficit
				Accumulated
			Capital in	During the
	Common Shares		Excess of	Exploration
	Shares	Amount	Par Value	Stage	Total

Inception – August 4, 2004	-	$-	$-	$-	$-
Common shares issued for
cash at $0.02 per share	500,000	5	9,995	-	10,000
Loss for the period	-	-	-	(6,462)	(6,462)

Balance – September 30, 2004	500,000	$5	$9,995	$(6,462)	$3,538
Common shares issued for
Cash at $0.02 per share	250,000	3	4,997	-	5,000

Loss for the period	-	-	-	(28,446)	(28,446)

Balance – December 31, 2004	750,000	$8	$14,992	$(34,908)	$(19,908)

- See Accompanying Notes -

Electrum Mining Limited		Statement 4
(An Exploration Stage Company)
Interim Statement of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative from
	Inception
	(August 4,	Three-Months
	2004) to	Ended
	December 31,	December 31,
Cash Resources Provided By (Used In)	2004	2004
Operating Activities
Loss for the period	$(34,908)	$(28,446)
Changes in operating assets and liabilities:
Funds held in trust	-	15,000
Accrued liabilities	1,500	(1,000)
	(29,470)	(14,446)

Investing Activity
Property purchase payments	(3,938)	-

Financing Activities
Advances from related parties	27,734	734
Issuance of capital stock	15,000	5,000
	42,734	5,734

Net Increase (Decrease) in Cash and Cash Equivalent	9,326	(8,712)
Cash and cash equivalent position – Beginning of Period	-	18,038
Cash and Cash Equivalent Position – End of Period	$9,326	$9,326

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

- See Accompanying Notes -

Electrum Mining Limited
(An Exploration Stage Company)
Interim Notes to Financial Statements December 31, 2004
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

Electrum Mining Limited (the “Company”) is a Nevada corporation incorporated on August 4, 2004 and is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. During the prior period, the Company acquired a 100% interest in 20 mineral mining claims in the Dawson Mining Division of the Yukon Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation and the raising of equity capital. At present, management is devoting most of its activities to raising additional equity capital.

Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended December 31, 2004, the Company has a loss from operations of $28,446 and an accumulated deficit of $34,908. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2005.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.

	b)	Fiscal Period

The Company’s fiscal year end is September 30. The Company had no operations for the three months ended December 31, 2003 and therefore, there are no comparative figures for that period.

Electrum Mining Limited
(An Exploration Stage Company)
Interim Notes to Financial Statements December 31, 2004
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

	d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

	e)	Mineral Property Costs

The Company has been in the exploration stage since its formation in August 4, 2004 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

	f)	Environmental Expenditures

The operations of the Company have been, and may in the future, be affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Electrum Mining Limited
(An Exploration Stage Company)
Interim Notes to Financial Statements December 31, 2004
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

	g)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, funds held in trust, accrued liabilities and amounts due to related parties approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

	h)	Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company presently operates only in Canada.

	i)	Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

	j)	Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Electrum Mining Limited
(An Exploration Stage Company)
Interim Notes to Financial Statements December 31, 2004
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

	k)	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

	l)	Foreign Currency Transactions

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

		ii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income but reported as other comprehensive income. No significant realized exchange gain or losses were recorded in the period ended December 31, 2004.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

	m)	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

	n)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

Electrum Mining Limited
(An Exploration Stage Company)
Interim Notes to Financial Statements December 31, 2004
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

	o)	Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123” and interpreted by FASB Interpretation No. (“FIN”) 44, “Accounting for certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”. This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

As at December 31, 2004, the Company had no stock-based compensation plans nor had it granted options to employees. The Company would account for such grants under the recognition and measurement principles of APB No. 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2004, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2004.

Electrum Mining Limited
(An Exploration Stage Company)
Interim Notes to Financial Statements December 31, 2004
Expressed in US Funds
Unaudited

3.	Mineral Property Costs

By agreement dated September 30, 2004 with Xennex Development Corporation (“Xennex”), the Company acquired a 100% interest in certain properties consisting of 20 unpatented mineral claims, known as the Blue and Bell property (“the Property”) located in the Dawson Mining Division of the Yukon Territories, Canada.

Upon execution of the agreement, Xennex transferred 100% interest in the mineral claims to a director and officer of the Company in trust for the Company for CDN$50,000 to be paid as follows:

Cash
Payments
(Canadian
dollars)
Upon signing of the agreement and transfer of title (paid)	$5,000
On or before September 30, 2005	5,000
On or before September 30, 2006	10,000
On or before September 30, 2007	10,000
On or before September 30, 2008	20,000
$50,000

All cash payments shall be made within 30 days of the due date, otherwise the mineral property rights will revert back to Xennex.

In addition, the Company must incur exploration expenditures in the amount of CDN$50,000 over five years after the execution of the agreement. The exploration programs recommended by a third party geologist in the amount of CDN$35,000 shall be part of this expenditure commitment and this work shall be done in the year 2005. Failure to fulfill the exploration expenditure requirement will result to the properties reverting back to Xennex. An equivalent cash payment may be made to Xennex instead of the work commitment.

The Company is also responsible to maintain the mineral claims in good standing by paying all the necessary rents, taxes and filing fees associated with the Property.

The Property is subject to a 3% Net Smelter Return (“NSR”). The NSR can be reduced to 1.5% upon payment to Xennex of CDN$1,000,000 at any time.

4.	Capital Stock

	a)	Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

	b)	Share Issuance

Since the inception of the Company on August 4, 2004 to December 31, 2004, the Company has issued 750,000 common shares at $0.02 per share for total proceeds of $15,000 being $8 for par value shares and $14,992 for capital in excess of par to directors and officers of the Company.

Electrum Mining Limited
(An Exploration Stage Company)
Interim Notes to Financial Statements December 31, 2004
Expressed in US Funds
Unaudited

5.	Due to Related Parties

As of December 31, 2004, the Company was obligated to directors, who are also officers, and are shareholders, for a non-interest bearing demand loan with a balance of $27,734 (2004 - $27,000). This amount includes the $15,000 advanced to the Company’s legal counsel (Note 6) and $12,000 loaned to the Company to fund its operations. The $734 is owed to one of the Company’s directors and was subsequently paid back in January, 2005.

6.	Commitments

The Company signed an agreement to pay $25,000 in legal fees once the SB-2 Registration Statement has been declared effective. During the prior period, the Company advanced its legal counsel $15,000 which was accordingly classified as funds held in trust. The remaining balance of $10,000 was paid in December 2004. As the Registration Statement has been declared effective during this period, the entire $25,000 has been classified as a professional fees expense.

7.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

• Number 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections;
• Number 146, Accounting for Costs Associated with Exit or Disposal Activities;
• Number 147, Acquisitions of Certain Financial Institutions – An amendment of FASB Statements No. 27 and 144 and FASB Interpretation No. 9;
• Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123;
• Number 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and
• Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

FASB Interpretations:

•
Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34; and

• Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.

8.	Subsequent Event

Subsequent to period end, the Company’s Board of Directors passed a resolution with the intent to issue shares at $0.02 per share for a minimum gross proceeds of $50,000.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS

This report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money in our public offering, we believe it, together with the loans and purchase of shares by the directors ($27,000 in loans and $15,000 in share purchases) will last a minimum of twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located on Squaw Creek, a tributary of Clear Creek, in the central Yukon Territories, Canada.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property at the direction of Mr. Robert S. Adamson and a property examination and report by Professional Engineer Robert F. McIntyre.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of establishing a grid and taking soil samples at regular intervals. The soil samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done if sufficient funds are available to try and locate anomalies which may be caused by mineralization which is not evident on surface. Based upon the results of the exploration Mr. Scheving will determine, in consultation with our consultants, if the property is to be dropped or further exploration work done. Mr. Scheving will not receive fees for his services. The proceeds from our public offering are designed only to fund the costs of an exploration program recommended by professional engineer Mr. Robert McIntyre. Additional funding will be required to take the property to a more advanced stage of exploration. We intend to take our samples to analytical chemists geochemists, and registered assayers in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this prospectus. We will only make the selections in the event we raise the minimum amount of our public offering.

We estimate the cost of the proposed work program to be $20,000. This is composed of $8,400 for a grid soil sampling program, $8,400 for geological surveying and prospecting, $2,000 for analysis, and $1,200 for office, mail couriers, equipment and SEC filing costs. We estimate it will take up to 15 days to complete the program. We will begin the program 90 days after the completion of the offering, weather permitting. If sufficient funds are raised, we will do a preliminary geophysical program.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of this prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Dedemus has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. Mr. Dedemus has advanced $27,000 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing twenty claims. The property is staked and we will begin our exploration plan upon completion of our public offering, weather permitting. We expect to start exploration operations within 90 days of completing our public offering, weather permitting. As of the date of this prospectus we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 750,000 shares of our common stock and received $15,000.

We have received $27,000 in loans from Mr. Dedemus, one of our directors.

As of the date of this prospectus, we have yet to begin operations and therefore have not generated any revenues.

We issued 500,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in December 31, 2004. The purchase price of the shares was $10,000. This was accounted for as an acquisition of shares. Lloyd Dedemus covered our initial expenses of $15,000 for incorporation and legal fees and $12,000 for a payment on the mineral property and working capital. The amount owed to Mr. Dedemus is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Dedemus is oral and there is no written document evidencing the agreement.

As of December 31, 2004, our total assets were $9,326 and our total liabilities were $29,500.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Douglas W. Scheving, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 13, 2004, our public offering was declared effective by the SEC (SEC file no. 333-120788). We are attempting to raise a minimum of $50,000 and a maximum of $80,000 by selling shares of our common stock at $0.02 per share. There is no underwriter involved in our public offering. As of the date of this report we have not sold any shares.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following Exhibits are attached hereto:

Exhibit No. Document Description

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of February, 2005.

ELECTRUM MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving Douglas W. Scheving President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors