Form 10QSB
period 2005-03-31
Electrum Mining LTD
filed 2005-05-12
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

ITEM 1. INTERIM FINANCIAL STATEMENTS

ELECTRUM MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

Expressed in US Funds

Unaudited

Electrum Mining Limited (An Exploration Stage Company) Interim Balance Sheets Expressed in US Funds Unaudited	Statement 1

	As at	As at
	March 31,	September 30,
ASSETS	2005	2004
Current
Cash and cash equivalents	$54,681	$18,038
Funds held in trust (Note 6)	-	15,000
	$54,681	$33,038

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,770	$2,500
Due to related party (Note 5)	27,000	27,000
	28,770	29,500

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
750,000 (2004 – 500,000) shares	8	5
Issued and allotted shares:
2,500,000 (2004 – 0) shares	25	-
Capital in excess of par value	64,967	9,995
Deficit accumulated during the exploration stage - Statement 3	(39,089)	(6,462)
Equity – Statement 3	(25,911)	3,538
	$54,681	$33,038

- See Accompanying Notes -

Electrum Mining Limited (An Exploration Stage Company) Interim Statements of Loss Expressed in US Funds Unaudited	Statement 2

	Cumulative from
	Inception
	(August 4,	Six-Months	Three-Months
	2004) to	Ended	Ended
	March 31, 2005	March 31, 2005	March 31, 2005
Expenses
Mineral property costs	$3,938	$-	$-
Professional fees	33,469	30,969	2,786
Interest and bank charges	340	316	20
Office and supplies	181	181	59
Transfer agent fees	1,210	1,210	1,210
Loss Before Other Items	(39,138)	(32,676)	(4,075)

Other Items
Foreign exchange gain	156	49	(106)
Loss for the Period	$(39,089)	$(32,627)	$(4,181)

Basic and Diluted Loss per Common Share		$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding		744,444	750,000

- See Accompanying Notes -

Electrum Mining Limited (An Exploration Stage Company) Interim Statements of Stockholders’ Equity (Deficit) Expressed in US Funds Unaudited	Statement 3

					Deficit
			Capital in		Accumulated
	Common Shares		Excess of Par		During the
	Shares	Amount	Value		Exploration Stage		Total

Inception – August 4, 2004	-	$-	$-	$		$
Common shares issued for cash
at $0.02 per share	500,000	5	9,995				10,000

Loss for the period	-	-	-		(6,46)		(6,462)

Balance – September 30, 2004	500,000	$5	$9,995		$(6,46)		$3,538
Common shares issued for
Cash at $0.02 per share	250,000	3	4,997				5,000

Loss for the period	-	-	-		(28,44)		(28,446)

Balance – December 31, 2004	750,000	$8	$14,992		$(34,90)		$(19,908)
Common shares allotted for
Cash	2,500,000	25	49,975				50,000

Loss for the period	-	-	-		(4,18)		(4,181)

Balance – March 31, 2005	3,250,000	$33	$64,967		$(39,08)		$25,911

- See Accompanying Notes -

Electrum Mining Limited (An Exploration Stage Company) Interim Statements of Cash Flows Expressed in US Funds Unaudited	Statement 4

	Cumulative		Three-
	from Inception	Six-Months	Months
	(August 4,	Ended	Ended
	2004) to March	March 31,	March 31,
Cash Resources Provided By (Used In)	31, 2005	2005	2005
Operating Activities
Loss for the period	$(39,089)	$(32,627)	$(4,181)
Changes in operating assets and liabilities:
Funds held in trust	-	15,000	-
Accounts payable and accrued liabilities	1,770	(730)	270
	(37,319)	(18,357)	(3,911)

Financing Activities
Advances from related parties	27,000	-	(734)
Issuance of capital stock	65,000	55,000	50,000
	92,000	55,000	49,266

Net Increase (Decrease) in Cash and Cash Equivalents	54,681	36,643	45,355
Cash and cash equivalent position – Beginning of period	-	18,038	9,326
Cash and Cash Equivalents Position – End of Period	$54,681	$54,681	$54,681

- See Accompanying Notes -

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

1.

Organization and Going Concern

Electrum Mining Limited (the “Company”) is a Nevada corporation incorporated on August 4, 2004 and is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. During the prior fiscal period, the Company acquired a 100% interest in 20 mineral mining claims in the Dawson Mining Division of the Yukon Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation and the raising of equity capital. At present, management is devoting most of its activities to raising additional equity capital.

Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six-months ended March 31, 2005, the Company has a loss from operations of $32,627 and an accumulated deficit of $39,089. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2005.

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

The Company’s fiscal year end is September 30. The Company had no operations for the six months ended March 31, 2004 and therefore, there are no comparative figures for that period.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2005
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
Notes to Interim Financial Statements
March 31, 2005
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
Notes to Interim Financial Statements
March 31, 2005
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

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income but reported as other comprehensive income. No significant realized exchange gain or losses were recorded in the period ended March 31, 2005.

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
Notes to Interim Financial Statements
March 31, 2005
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

As at March 31, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. The Company would account for such grants under the recognition and measurement principles of APB No. 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2005, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2005.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2005
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

b)	Stock Issuance

Since the inception of the Company on August 4, 2004 to March 31, 2005, the Company has issued 750,000 common shares at $0.02 per share for total proceeds of $15,000 being $8 for par value shares and $14,992 for capital in excess of par.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

4. Capital Stock – Continued

c)	Issued and Allotted Shares

During the current quarter, the Company’s Board of Directors approved a resolution to issue 2,500,000 common shares at $0.02 per share for gross proceeds of $50,000. The Company received the proceeds in advance during the current quarter. Accordingly, the shares are classified as issued and allotted. Subsequent to the period end, 2,500,000 common shares were issued.

5.

Due to Related Party

As of March 31, 2005, the Company was obligated to a director and a shareholder, for a non-interest bearing demand loan with a balance of $27,000 (2004 - $27,000). This amount includes the $15,000 advanced to the Company’s legal counsel (Note 6) and $12,000 loaned to the Company to fund its operations.

6.

Commitments

During the prior fiscal period, the Company signed an agreement to pay $25,000 in legal fees once the SB-2 Registration Statement has been declared effective. The Company advanced its legal counsel $15,000 which was accordingly classified as funds held in trust. The remaining balance of $10,000 was paid in December 2004. As the Registration Statement has been declared effective during the period, the entire $25,000 has been classified as a professional fees expense.

7.

New Accounting Pronouncements

Recent accounting pronouncements that are listed below did not and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

       Number 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections;
       Number 146, Accounting for Costs Associated with Exit or Disposal Activities;
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

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

7.

New Accounting Pronouncements – Continued

FASB Interpretations:

  Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34; and
  Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

     This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this prospectus. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses . This is because we have not generated any revenues and no revenues are anticipated until we begin exploiting our mineral properties . There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, thus we have a total of 3,250,000 shares issued and outstanding to 47 shareholders (includes the 3 directors of the company). We believe this, together with the loans from a director of $27,000, will enable us to fund our activities for the next twelve months. As of March 31, 2005 we have cash on hand of $54,681.

     We will use the above mentioned funds to explore our resource property located at Squaw Creek, a tributary of Clear Creek, in the central Yukon Territories, Canada. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our geological consultant if the property contains reserves. We have not selected a geological consultant as of yet, but will do shortly has we have completed our offering. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we cannot find or remove mineralized material, either because of financial limitations or because of economic infeasibility of the minerals, we will cease operations and you may lose your investment.

     We feel that we have enough money to complete our exploration of the property, for the next 12 months. However, if it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans.

     We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will be initiated shortly, as we have raised money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property at the direction of Mr. Robert S. Adamson and a property examination and report by Professional Engineer Robert F. McIntyre.

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

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties do not have any effect on our activities. The reason is that what ever is located under adjoining property may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of establishing a grid and taking soil samples at regular intervals. The soil samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done if sufficient funds are available to try and locate anomalies which may be caused by mineralization which is not evident on surface. Based upon the results of the exploration Mr. Scheving, president will determine, in consultation with our consultants, if the property is to be dropped or further exploration work done. Mr. Scheving will not receive fees for his services. The proceeds from our public offering are designed only to fund the costs of an exploration program recommended by professional engineer Mr. Robert McIntyre. Additional funding will be required to take the property to a more advanced stage of exploration. We intend to take our samples to analytical chemists, geochemists, and registered assayers in Vancouver, British Columbia.

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

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to explore the reserves ourselves through the use of consultants.

     If we are unable to complete any phase of exploration because of financial difficulty , we will cease operations until we raise more money.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent consultants that we will hire. The independent consultants will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

     To become profitable and competitive, we will conduct into the research and exploration of our properties before we start production of any minerals we may find. We believe that the funds raised from our public offering will allow us to operate for at least one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we raised $50,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised, will be applied to the items set forth in the Use of Proceeds section of the SB-2 filed with the SEC. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through debt financing.

     We have discussed this matter with our officers and directors and Mr. Dedemus has agreed to advance funds as needed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. Mr. Dedemus has advanced $27,000 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

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

     Since inception, we have issued 3,250,000 shares of our common stock and received $65,000.

     We have received $27,000 in loans from Mr. Dedemus, one of our directors.

     As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

     Since inception of the Company on August 4, 2004 to March 31, 2005, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000. This was accounted for as an acquisition of shares. Lloyd Dedemus covered our initial expenses of $15,000 for incorporation and legal fees and $12,000 for a payment on the mineral property and working capital. The amount owed to Mr. Dedemus is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Dedemus is oral and there is no written document evidencing the agreement.

     As of March 31, 2005, our total assets were $54,681 and our total liabilities were $28,770.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On December 13, 2004, our public offering was declared effective by the SEC (SEC file no. 333-120788). We have raised $50,000 by selling 2,500,000 shares of our common stock at $0.02 per share, to 44 shareholders. This offering was closed by the Company on March 16, 2005. There was no underwriter involved in our public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the six-month period ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2005.

ELECTRUM MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving
Douglas W. Scheving
President, Principal Executive Officer, Treasurer,
Principal Financial Officer and member of the Board of
Directors