Form 10QSB
period 2005-06-30
Electrum Mining LTD
filed 2005-08-12
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

  ☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

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

PART I.        FINANCIAL INFORMATION

ITEM 1.        INTERIM FINANCIAL STATEMENTS

ELECTRUM MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

Expressed in US Funds

Unaudited

Electrum Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheets
Expressed in US Funds

	As at	As at
	June 30,	September 30,
	2005	2004
ASSETS	(unaudited)	(audited)

Current
Cash and cash equivalents	$43,235	$18,038
Funds held in trust (Note 6)	-	15,000
Prepaid expenses	7,908	-
	$51,143	$33,038

LIABILITIES

Current
Accrued liabilities	$1,500	$2,500
Due to related party (Note 5)	27,000	27,000
	28,500	29,500

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,250,000 (2004 – 500,000) shares	33	5

Capital in excess of par value	64,967	9,995
Deficit accumulated during the exploration stage - Statement 3	(42,357)	(6,462)
Equity – Statement 3	22,643	3,538
	$51,143	$33,038

- See Accompanying Notes -

Electrum Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative from
	Inception
	(August 4,	Nine-Months	Three-Months
	2004) to	Ended	Ended
	June 30, 2005	June 30, 2005	June 30, 2005
Expenses (Income)
Mineral property costs	$4,190	$252	$252
Professional fees	35,692	33,193	2,223
Interest and bank charges	309	285	(31)
Office and supplies	426	426	245
Transfer agent fees	2,095	2,095	885
Loss Before Other Items	(42,712)	(36,251)	(3,574)

Other Items
Foreign exchange gain	355	356	306

Loss for the Period	$(42,357)	$(35,895)	$(3,268)

Basic and Diluted Loss per Common Share		$(0.02)	$(0.00)

Weighted Average Number of Shares Outstanding		1,508,272	3,055,556

- See Accompanying Notes -

Electrum Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity
Expressed in US Funds
Unaudited

				Deficit
			Capital in	Accumulated
	Common Shares		Excess of Par	During the
	Shares	Amount	Value	Exploration Stage	Total

Inception – August 4, 2004	-	$-	$-	$-	$-
Common shares issued for cash
at $0.02 per share	500,000	5	9,995	-	10,000

Loss for the period	-	-	-	(6,462)	(6,462)

Balance – September 30, 2004	500,000	$5	$9,995	$(6,462)	$3,538
Common shares issued for
Cash at $0.02 per share	250,000	3	4,997	-	5,000

Loss for the period	-	-	-	(28,446)	(28,446)

Balance – December 31, 2004	750,000	$8	$14,992	$(34,908)	$(19,908)
Common shares issued for
Cash at $0.02 per share	2,500,000	25	49,975	-	50,000

Loss for the period	-	-	-	(4,181)	(4,181)

Balance – March 31, 2005	3,250,000	$33	$64,967	$(39,089)	$25,911

Loss for the period	-	-	-	(3,268)	(3,268)

Balance – June 30, 2005	3,250,000	$33	$64,967	$(42,357)	$22,643

- See Accompanying Notes -

Electrum Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative		Three-
	from Inception	Nine-Months	Months
	(August 4,	Ended	Ended
	2004) to June	June 30,	June 30,
Cash Resources Provided By (Used In)	30, 2005	2005	2005

Operating Activities
Loss for the period	$(42,357)	$(35,895)	$(3,268)
Changes in operating assets and liabilities:
Prepaid expenses	(7,908)	(7,908)	(7,908)
Funds held in trust	-	15,000	-
Accrued liabilities	1,500	(1,000)	(270)
	(48,765)	(29,803)	(11,446)

Financing Activities
Advances from related parties	27,000	-	-
Issuance of capital stock	65,000	55,000	-
	92,000	55,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	43,235	25,197	(11,446)
Cash and cash equivalent position – Beginning of period	-	18,038	54,681

Cash and Cash Equivalents Position – End of Period	$43,235	$43,235	$43,235

- See Accompanying Notes -

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2005
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

Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine-months ended June 30, 2005, the Company had a loss of $35,895 and an accumulated deficit of $42,357. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2005.

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

The Company’s fiscal year end is September 30. The Company was incorporated on August 4, 2004; therefore, there are no comparative figures for the same period ended June 30, 2004.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2005
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

The Company has been in the exploration stage since its formation in August 4, 2004 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units- of-production method over the estimated life of the probable reserve.

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
June 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

	g)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, funds held in trust, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

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

	i)	Income Taxes

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
June 30, 2005
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

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income but reported as other comprehensive income. No significant realized exchange gain or losses were recorded in the period ended June 30, 2005.

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

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and amount due to related party. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

	n)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2005
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

As at June 30, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. The Company would account for such grants under the recognition and measurement principles of APB No. 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2005, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2005.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2005
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

In addition, the Company must incur exploration expenditures in the amount of CDN$50,000 over five years after the execution of the agreement. The exploration programs recommended by a third party geologist in the amount of CDN$35,000 shall be part of this expenditure commitment and this work shall be done in the year 2005. Failure to fulfill the exploration expenditure requirement will result to the properties reverting back to Xennex. An equivalent cash payment may be made to Xennex instead of the work commitment. A payment of CDN$10,000 was advanced towards the work program on May 16, 2005 and was recorded as a prepaid expense in the balance sheet during the period. During the period from July 9 to July 23, work was performed on the property and consisted of installing a grid, conducting a magnetic survey, prospecting, and a selective soil-sampling program.

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

Since the inception of the Company on August 4, 2004 to June 30, 2005, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000 being $33 for par value shares and $64,967 for capital in excess of par.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

5.	Due to Related Party

As of June 30, 2005, the Company was obligated to a director and a shareholder, for a non-interest bearing demand loan with a balance of $27,000 (2004 - $27,000). This amount includes the $15,000 advanced to the Company’s legal counsel (Note 6) and $12,000 loaned to the Company to fund its operations.

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

ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS

              This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

              We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

              Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin exploiting our mineral properties. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, thus we have a total of 3,250,000 shares issued and outstanding to 47 shareholders (includes the 3 directors of the company). We believe this, together with the loan from a director of $27,000, will enable us to fund our activities for the next twelve months. As of June 30, 2005 we have cash on hand of $43,235.

              We will use the above-mentioned funds to explore our resource property located at Squaw Creek, a tributary of Clear Creek, in the central Yukon Territories, Canada. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

              Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our geological consultant if the property contains reserves.

Electrum has retained Aurora Geosciences Ltd., of Whitehorse, Yukon to do exploration work on the property. Aurora has done work in the immediate area last year and is knowledgeable about local conditions.

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

              We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals, which are found, can be economically extracted and profitably processed.

              The property is undeveloped raw land.

              Aurora Geosciences of Whitehorse, Yukon, has been retained to do mineral exploration on the Company’s Blue and Bell properties. The work program consists of a magnetic survey and geochemical sampling as well as geological mapping and prospecting. The magnetic survey will identify mineralized areas, which will then be sampled. The use of the magnetic survey first will allow the crew to concentrate on areas, which have a higher chance of containing mineralization. Approximately 11 days will be spent on the property installing a grid, conducting a magnetic survey, prospecting and selective soil sampling program (200 samples), which would be based upon the results of the magnetic survey.

              The work program started July 9, 2005 and was finished on July 23, 2005. The crew did not find any visible mineralization worthy of an early report. The geochemical samples are being sent to ACME labs in Vancouver B.C. A technical report is expected on or about September 15, 2005. The work program is estimated to cost $23,996 CDN ($20,000 USD) and a $10,000 CDN ($8,000 USD) advance was paid on May 16, 2005.

              To our knowledge, the property has never been mined. The only event previous to our exploration program that has occurred is the staking of the property at the direction of Mr. Robert S. Adamson and a property examination and report by Professional Engineer Robert F. McIntyre.

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

              We do not claim to have any minerals or reserves at this time on any of the properties.

              The exploration program for 2005 consists of establishing a grid and taking soil samples at regular intervals. A magnetic survey was done to try and locate mineralization, which is not evident on surface. Geochemical sampling will be concentrated in the areas of mineralization identified by the magnetic survey. The soil samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Competent professionals will do rock samples and geological mapping and prospecting. Based upon the results of the exploration Mr. Scheving, president will determine, in consultation with our consultants, if the property is to be dropped or further exploration work is to be done. Mr. Scheving will not receive fees for his services.

              The proceeds from our public offering are designed only to fund the costs of an exploration program recommended by professional engineer Mr. Robert McIntyre. Additional funding will be required to take the property to a more advanced stage of exploration. We intend to take our samples to analytical chemists, geochemists, and registered assayers in Vancouver, British Columbia.

              We estimate the cost of the proposed work program to be $20,000 USD. This is composed of Mobilization/demobilization $2,480, Field crew charges (wages) $13,970, Sample analysis $5,000, Groceries $770, Consumables $250, and to produce the report $1,500

              We do not intend to interest other companies in the property if we find mineralized materials. We intend to explore the reserves ourselves through the use of consultants.

              If we are unable to complete any phase of exploration because of financial difficulty, we will cease operations until we raise more money.

              We do not intend to hire additional employees at this time. Unaffiliated independent consultants that we will hire will conduct all of the work on the property. The independent consultants will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

              To meet our need for cash we raised $50,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of the SB-2 filed with the SEC. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through debt financing.

              We have discussed this matter with our officers and directors and Mr. Dedemus has agreed to advance funds as needed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. Mr. Dedemus has advanced $27,000 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

              We acquired one property containing 20 mineral claims. The exploration work program began on July 9, 2005 and was finished on July 23, 2005. No visible mineralization worthy of comment was discovered. Approximately 200 geochemical samples have been sent to ACME Laboratories in Vancouver for analysis. A technical report discussing the results of the program is expected on or about September 15, 2005.

              Since inception, we have issued 3,250,000 shares of our common stock and received $65,000.

              We received a $27,000 loan from Mr. Dedemus, one of our directors.

              As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

              Since inception of the Company on August 4, 2004 to June 30, 2005, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000. This was accounted for as an acquisition of shares. Lloyd Dedemus covered our initial expenses of $15,000 for incorporation and legal fees and $12,000 for a payment on the mineral property and working capital. The amount owed to Mr. Dedemus is non-interest bearing, unsecured and due on demand. Further the agreement with Mr.

              Dedemus is oral and there is no written document evidencing the agreement.

              As of June 30, 2005, our total assets were $51,143 and our total liabilities were $28,500.

ITEM 3.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

              Douglas W. Scheving, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

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

(b)        Reports on Form 8-K

The Company filed no reports on Form 8-K during the nine-month period ended June 30, 2005.

SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2005.

ELECTRUM MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving
Douglas W. Scheving
President, Principal Executive Officer, Treasurer,
Principal Financial Officer and member of the Board of
Directors