Form 10KSB
period 2005-09-30
Electrum Mining LTD
filed 2005-12-28
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2005

ELECTRUM MINING LIMITED
(Exact name of registrant as specified in its charter)

Nevada	333-120788	98-0434381
(State of other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

808 Nelson Street
Suite 2103
Vancouver, British Columbia
Canada V6Z 2H2
(Address of principal executive offices)

Registrant’s telephone number: (604) 684-7619

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended September 30, 2005.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:
Common stock

Securities registered under Section 12(g) of the Exchange Act:
Common stock

We are a shell Company ☐ Yes ☒ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,850,000 (3,250,000 common shares at $1.80 per share, average of bid and ask price on December 12, 2005.)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 12, 2005, 2005, the issuer had 3,250,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

Business Development

Electrum Mining Limited (“Electrum”, “The Company”) was incorporated in the State of Nevada on August 4, 2004. Electrum has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Issuer

We are a start-up, exploration stage corporation and have not yet generated or realized revenues from our business operations. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on the BlueBell property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 808 Nelson Street, Suite 2103, Vancouver, British Columbia, Canada. This is our mailing address as well. Our telephone number is (604) 684-7619. Mr. Scheving supplies this office space on a rent free basis.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

Background

On September 30, 2004, we signed an agreement to purchase a mineral property containing 20 mining claims in Yukon Territories, Canada by purchase agreement with Xennex Development Corporation, a non-affiliated third party. The terms of acquisition were:

CDN$50,000 in staged payments to Xennex, CDN$5,000 on signing, which has been paid, an additional CDN$5,000 one year from signing, which was paid Sept 14, 2005, CDN$10,000 two years after signing, CDN$10,000 on the third anniversary of signing and a final payment on the fourth anniversary of signing of CDN$20,000, to total CDN$50,000. In addition, we are required to make property exploration expenditures of CDN$50,000 over a five year period. A royalty of 3% on all mineral commodities sold from the claims will apply. This royalty shall be reduced to 1.5% upon payment of CDN$1,000,000 at any time.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. We have entered into an option agreement to purchase 20 mineral claims from Xennex Development Corporation in accordance with the terms disclosed earlier.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

Our claims are mining leases issued pursuant to the Quartz Mining Act of the Yukon government. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

The Company retained Aurora Geosciences Ltd. of Whitehorse, Yukon to do a work program based upon the recomondations of R.F. McIntyre, P. Geo in his “Report on Geochemical Sampling of the Blue and Bell claim groups Squaw Creek, Yukon” The exploration program was supervised by Scott Casselman, B.Sc., P. Geo. and consisted of establishing a grid using a hip chain and compass and marking stations with flagging. Line spacing varied from 100 to 200 m and samples were collected at 50 m station intervals. Total Magnetic field measurements were collected at 12.5 m interval. Samples were assayed by ACME Analitical of Vancouver B.C. certified British Columbia Assayers.

The total magnetic field survey identified a single oval shaped magnetic high anomaly in the southeastern part of the property. No economic mineralization was discovered. The results of the 2005 exploration program will be evaluated and the Board will decide what further work, if any, is justified.

We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims. The cost of the 2005 work program was registered as assessment work and recorded with the Yukon Mining recorder thus extending the Date of Expiration on the Bell 10,12, 14, 16-24, and the Blue 1- 4 claims by 4.25 years.

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
YC 20885	Bell 10	July 12, 2001	Oct. 12, 2011
YC 20886	Bell 11	July 12, 2001	July 12, 2006
YC 20887	Bell 12	July 12, 2001	Oct 12, 2011
YC 20888	Bell 13	July 12, 2001	July 12, 2006
YC 20889	Bell 14	July 12, 2001	Oct. 12, 2011
YC 20890	Bell 15	July 12, 2001	July 12, 2006
YC 20891 to
YC 20899	Bell 16 – 24	July 12, 2001	Oct. 12, 2011
YC 21554 to
YC 21557	Blue 1-4	June 20, 2002	Oct. 12, 2011
YC 21871	Blue 5	Sept. 25, 2002	Expired

In total 19 mineral claims

The Blue 5 claim was allowed to lapse on September 25, 2005. Xennex agreed that the claim was not strateigic and gave the company a written release to allow the claim to lapse.

In order to maintain these claims we must pay a fee of CDN$100 per year per claim or register assessment work of $100 per claim per year. Assessment work was filed on all but the Bell 11, 13, and 15 claims. Payment of $100 per claim will have to be made in 2006 for these claims unless assessment work can be done and registered prior to their expiration.

Location and Access

The property is located in the northern section of the watershed of Squaw Creek, a tributary of Clear Creek. It is situated at Latitude 63 degrees 50 minutes North/Longitude 137 degrees 025 minutes West, roughly 110 kilometers southeast of the town of Dawson and 370 kilometers north-northwest of Whitehorse. Access to the site is via the Clear Creek Road, a good quality unpaved road that approaches the property approximately 24 kilometers east of it's junction with the Klondike Highway. The nearest community to the site is Dawson.

Several trails provide access to Squaw Creek including an overgrown trail from the Clear creek road down the west side of the stream. There is an active road that leaves the Clear Creek road several km to the west, descends to the valley of Clear Creek and joins the Squaw Creek trail there, providing access for current placer mining activity on the lower Half of Squaw Creek. A usable 4 x 4 trail follows the height of land along the east site of Squaw Creek drainage and crosses the east side of the Blue 1 claim.

Property Geology

The Squaw Creek drainage is largely underlain by Upper Proterzoic to Lower Cambrian metasediments of the Yusezyu Formation of the Hyland Group. Here the extension of the east-west trending Tombstone Thrust take the form of a thick, highly deformed interval called the Tombstone strain zone which crosses the upper part of the Squaw Creek drainage. Most of the subject property lies within the strain zone. Rocks consist of blue-grey phyllites and grey psammites (less micaceouos metasediments) that are frequently isoclinally folded and boudinaged in outcrop. Outside of the strain zone the same rock types are seen, foliated but not generally contorted. Geologists have identified several generations of deformation in rocks in the Clear Creek camp on the basis of jointing patterns, some of which may be associated with emplacement of intrusions and/or deposition of exhalations. Foliation is prominent and consistent across upper Squaw Creek, trending east to southeast and dipping moderately (10-40 degrees) to the north.

There are no mapable subunits within the Hyland Group. Neither were any dikes or sills encountered. Overall, the area of the property consists of a rather monotonous section of undifferentiated metasediments. Outcrop is common on ridges and along the Squaw Creek but infrequent on the rounded slopes that make up much of the property. Due to past forest fires much of the area is open and untreed, and boulder trains of white quartz can be easily traced.

South of the claims the lower reaches of Squaw Creek cross the contact of the two sisters batholith, a late Cretaceous granite of the McQuesten Intrusives. When exposed in the road cut the granite is porphyritic, sometimes displaying very large feldspar laths. The McQueston Intrusives have not been widely associated with ore mineralization and consequently the Two Sisters batholith does not appear to have attracted much attention to date. Nevertheless, the possibility of association with economic mineralization should not be excluded.

Squaw Creel lies just north of the extent of the last glaciation. The upper elevations have a relatively thin overburden cover which can be assumed to be colluvial. At low elevation the stream channel gravels are of Pliocene or later age, similar to those of the Klondike River to the north. Absent the effects of recent glaciation one can assume that soil geochemistry will tend to reflect underlying bedrock mineralization.

History of Previous Work

No previous work has been done on the property.

Supplies

Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration as well as skilled manpower to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate manpower, products, equipment and materials after this offering is complete. If we cannot find the manpower, products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Other

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Scheving, our president, director and shareholder. Under this oral agreement, Mr. Scheving has allowed us to conduct exploration activity on the property. Mr. Scheving holds the property in trust for us.

Exploration Program

The property is located on the northeastern margin of the watershed of Squaw Creek, a tributary of Clear Creek roughly 110 kilometers southeast of the town of Dawson, Yukon Territories, Canada.. No improvements are required for exploration activities.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultants if the property contains reserves. Aurora Geosciences Ltd. was the contractor for the 2005 exploration program. No commercial mineralization was discovered during this program.

Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of soil and rock chip sampling. Soil sampling is the process of sampling surface soils on a grid and analyzing them to determine if and where elevated levels of minerals occur. Elevated areas of mineralization, called anomalies, are identified and further work done on these areas. Rock chip sampling is the process of sampling the various rock types to determine if economic levels of mineralization exist. In addition, preliminary geophysical surveys will be done if the company raises sufficient funds. These surveys identify areas - anomalies - where the conductivity, restivity, or gravity of the earth changes value. Anomalies require further testing, including drilling to determine if they indicate mineralization. There is insufficient information about the property at this time to determine if drilling will be done.

The company does not have funding for drilling. Mr. Scheving, after confirming with our consultants, will determine if and when drilling will occur on the property. Mr. Scheving will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from the company’s initial offering are designed to only fund the costs soil and rock chip sampling and preliminary geophysics. We intend to take our samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves our self through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our future exploration program(s) will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing. We anticipate starting exploration operation within 90 days of the completion of this offering weather permitting.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not find gold we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

The Act and regulations tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in the Yukon Territories. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in Yukon Territories is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. Our consultants and employees will be required to leave the area in the same condition as they found it - on a daily basis. The 2005 exploration program was completely non-intrusive. A few hundred pounds of soil and rock samples were removed without surface disturbance.

We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Scheving has agreed to pay the cost of reclaiming the property should there be any reclamation work required.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

REPORTS TO SECURITY HOLDERS.

Electrum is not required to provide annual reports to security holders.

Electrum is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Event Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials Electrum Mining Limited files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

Item 2. Description of Property.

Since August 4, 2004, Electrum’s current principal place of business and corporate offices is 808 Nelson Street, Suite 2103, Vancouver, B.C., Canada. There is no formal lease agreement and no rental fees were charged to the Company.

Electrum does not have any investments or interests in any real estate. Electrum does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Electrum’s stock is currently traded on the OTC Bulletin Board under the Symbol EMNG. Our Common Stock is not listed on any exchange.

The following table sets forth the high and low bid prices for our Common Stock as reported by the "OTCBB", reported on a fiscal quarter basis for the most recent fiscal year ended September 30, 2005:

Quarter ended	Year ended September 30, 2005
	High ($)	Low ($)
September 30	1.90	0.30
June 30 (First quoted in June, 2005)	0.30	0.00

The quotations, sourced from www.otcbb.com website, reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

Holders of the Common Stock

As of September 30, 2005, Electrum had forty-seven (47) registered shareholders.

Dividends

There are no restrictions in Electrum’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Electrum would not be able to pay its debts as they become due in the usual course of business;

or

2.

Electrum’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2005.

Item 6. Plan of Operation.

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin exploiting our mineral properties. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, thus we have a total of 3,250,000 shares issued and outstanding to 47 shareholders (includes the 3 directors of the company). We believe this, together with the loan from a director of $27,000, will enable us to fund our activities for the next twelve months providing the company does not do any further exploration work on its property. As of September 30, 2005 we have cash on hand of $26,728.

We have used the above-mentioned funds to explore our resource property located at Squaw Creek, a tributary of Clear Creek, in the central Yukon Territories, Canada. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

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

The initial offering produced sufficient funds to pay for the 2005 exploration program and administration costs for the next 12 months. However, if the Company required additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals, which are found, can be economically extracted and profitably processed.

The property is undeveloped raw land.

The work program started July 9, 2005 and was finished on July 23, 2005. The crew did not find any visible mineralization worthy of an early report. The geochemical samples were sent to ACME labs in Vancouver B.C. A technical report has been received and is being evaluated.. The work program ended up costing $24,932 CDN ($20,018 USD).

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

The proceeds from our public offering were designed only to fund the costs of an exploration program recommended by professional engineer Mr. Robert McIntyre. Additional funding will be required to take the property to a more advanced stage of exploration. We intend to take our samples to analytical chemists, geochemists, and registered assayers in Vancouver, British Columbia.

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

Since inception of the Company on August 4, 2004 to September 30, 2005, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000. This was accounted for as an acquisition of shares. Lloyd Dedemus covered our initial expenses of $15,000 for incorporation and legal fees and $12,000 for a payment on the mineral property and working capital. The amount owed to Mr. Dedemus is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Dedemus is oral and there is no written document evidencing the agreement.

As of September 30, 2005, our total assets were $28,436 and our total liabilities were $34,573.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $6,137 from inception to September 30, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the company and at September 30, 2005, we had a working capital deficit of $6,137. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

Item 7. Financial Statements

ELECTRUM MINING LIMITED

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 and 2004

Expressed in US Funds

F-i

Report of Independent Registered Public Accounting Firm

To the Stockholders of Electrum Mining Limited:

We have audited the accompanying balance sheets of Electrum Mining Limited (the “Company”) as at September 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the periods ended September 30, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C. Canada	STALEY, OKADA & PARTNERS
November 29, 2005	CHARTERED ACCOUNTANTS

F-ii

Electrum Mining Limited	Statement 1
(An Exploration Stage Company)
Balance Sheets
As at September 30
Expressed in US Funds

ASSETS	2005	2004
Current
Cash and cash equivalents	$26,728	$18,038
Funds held in trust (Note 6)	-	15,000
Prepaid expenses	1,708	-
	$28,436	$33,038

LIABILITIES

Current
Accounts payable	$2,573	$-
Accrued liabilities	5,000	2,500
Due to related party (Note 5)	27,000	27,000
	34,573	29,500

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,250,000 (2004 – 500,000) shares – Statement 3	33	5

Capital in excess of par value	64,967	9,995
Comprehensive income	1,466	-
Deficit accumulated during the exploration stage – Statement 3	(72,603)	(6,462)
Equity (Deficit) – Statement 3	(6,137)	3,538
	$28,436	$33,038

- See Accompanying Notes -

Electrum Mining Limited	Statement 2
(An Exploration Stage Company)
Statements of Operations
Expressed in US Funds

	Cumulative from
	Inception	From Inception
	(August 4,	(August 4,	For the Year
	2004) to	2004) to	Ended
	September 30,	September 30,	September 30,
	2005	2004	2005
Expenses
Mineral property costs	$28,191	$3,938	$24,253
Professional fees	41,595	2,500	39,095
Interest and bank charges	296	24	272
Office and supplies	426	-	426
Transfer agent fees	2,095	-	2,095
Loss for the Period	$(72,603)	$(6,462)	$(66,141)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.01)	$(0.04)

Weighted Average Number of Shares Outstanding		500,000	1,778,346

- See Accompanying Notes -

Electrum Mining Limited	Statement 3
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)
Expressed in US Funds

				Deficit
			Capital in	Accumulated
			Excess of	During the
	Common Shares		Par	Exploration	Comprehensive
	Shares	Amount	Value	Stage	Income	Total

Inception – August 4,
2004	-	$-	$-	$-	$-	$-
Common shares issued
for cash at $0.02 per
share	500,000	5	9,995	-	-	10,000
Loss for the period	-	-	-	(6,462)	-	(6,462)

Balance –
September 30, 2004	500,000	5	9,995	(6,462)	-	3,538
Common shares issued
for cash at $0.02 per
share	2,750,000	28	54,972	-	-	55,000
Loss for the year	-	-	-	(66,141)	-	(66,141)
Foreign currency
translation
adjustment	-	-	-	-	1,466	1,466

Balance –
September 30, 2005	3,250,000	$33	$64,967	$(72,603)	$1,466	$(6,137)

- See Accompanying Notes -

Electrum Mining Limited	Statement 4
(An Exploration Stage Company)
Statements of Cash Flows
Expressed in US Funds

	Cumulative
	from Inception	From Inception
	(August 4,	(August 4,	For the Year
	2004) to	2004) to	Ended
	September 30,	September 30,	September 30,
Cash Resources Provided By (Used In)	2005	2004	2005
Operating Activities
Loss for the period	$(72,603)	$(6,462)	$(66,141)
Changes in operating assets and liabilities:
Prepaid expenses	(1,708)	-	(1,708)
Funds held in trust	-	(15,000)	15,000
Accounts payable	2,573	-	2,573
Accrued liabilities	5,000	2,500	2,500
	(66,738)	(18,962)	(47,776)

Financing Activities
Advances from related party	27,000	27,000	-
Issuance of capital stock	65,000	10,000	55,000
	92,000	37,000	55,000

Foreign Currency Translation Adjustment	1,466	-	1,466
Net Increase in Cash and Cash Equivalents	26,728	18,038	8,690
Cash and cash equivalents position – Beginning of period	-	-	18,038
Cash and Cash Equivalents Position – End of Period	$26,728	$18,038	$26,728

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

1.	Organization and Going Concern

The Company is a Nevada corporation incorporated on August 4, 2004 and is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of mineral properties. During the prior fiscal period, the Company acquired a 100% interest in 20 mineral mining claims in the Dawson Mining Division of the Yukon Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation and the raising of equity capital and exploration activities.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended September 30, 2005, the Company had a loss of $66,141 and an accumulated deficit of $72,603. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these issues, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage companies.

	b)	Fiscal Period

The Company’s fiscal year end is September 30.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

	d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

	e)	Mineral Property Costs

The Company has been in the exploration stage since its formation in August 4, 2004 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depreciated using the units- of-production method over the estimated life of the probable reserve.

	f)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset.

Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies – Continued

	g)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, funds held in trust, accounts payable, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

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

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies – Continued

	k)	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

	l)	Foreign Currency Translations

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period.

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

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies – Continued

	o)	Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

As at September 30, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the year ended September 30, 2005, the only item included in comprehensive income is the foreign currency translation adjustment.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

3.	Mineral Property Costs

By agreement dated September 30, 2004 with Xennex Development Corporation (“Xennex”), the Company acquired an option to earn a 100% interest in certain properties consisting of 20 unpatented mineral claims, known as the Blue and Bell property (“the Property”) located in the Dawson Mining Division of the Yukon Territories, Canada.

Upon execution of the agreement, Xennex transferred 100% interest in the mineral claims to a director and officer of the Company in trust for the Company for CDN$50,000 to be paid, at the Company’s option, as follows:

Cash Payments
(Canadian
dollars)
Upon signing of the agreement and transfer of title (paid)	$5,000
On or before September 30, 2005 (paid)	5,000
On or before September 30, 2006	10,000
On or before September 30, 2007	10,000
On or before September 30, 2008	20,000
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

During the year, the Company has spent $4,235 (2004 - $3,938) in acquisition costs and $20,018 (2004 - $Nil) in exploration costs consisting of a grid installation, conducting a magnetic survey, prospecting, and a selective soil-sampling program.

The Company is also responsible to maintain the mineral claims in good standing by paying all the necessary rents, taxes and filing fees associated with the Property. As of year-end, the Company has currently met these obligations.

The Property is subject to a 3% Net Smelter Return (“NSR”). The NSR can be reduced to 1.5% upon payment to Xennex of CDN$1,000,000 at any time.

4.	Capital Stock

	a)	Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

	b)	Stock Issuance

Since the inception, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000 being $33 for par value shares and $64,967 for capital in excess of par value.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

5.	Due to Related Party

As of September 30, 2005, the Company was obligated to a director and a stockholder, for a non- interest bearing demand loan with a balance of $27,000 (2004 - $27,000).

6.	Funds Held in Trust

During the prior fiscal period, the Company signed an agreement to pay $25,000 in legal fees once the SB-2 Registration Statement has been declared effective. The Company advanced its legal counsel $15,000 which was accordingly classified as funds held in trust. The remaining balance of $10,000 was paid in December 2004. As the Registration Statement has been declared effective during the year, the entire $25,000 has been expensed as a professional fees.

7.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

•	Number 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections;
•	Number 146, Accounting for Costs Associated with Exit or Disposal Activities;
•	Number 147, Acquisitions of Certain Financial Institutions – An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9;
•	Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123;
•	Number 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
•	Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;
•	Number 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4;
•	FAS 153, Exchanges of Nonmonetary Assets;
•	FAS 154, Accounting Changes and Error Corrections.

FASB Interpretations:

•

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34;

•	Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

Item 8A. Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed to monitor its effectiveness. During the fiscal year ended September 30, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Electrum’s executive officers and directors and their respective ages as of September 30, 2005, are as follows:

Executive Officers and Directors:

Name of Officer / Director	Age	Office Held	Director Since
Douglas Scheving	55	Chief Executive Officer	August 4, 2004

Lloyd Dedemus	62	Secretary	September 27, 2004

The term of office for each director is one year, or until the next annual meeting of the shareholders.

None of the officers or directors of the Company are involved in any bankruptcies or criminal proceedings; are not subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended or vacated.

No family relationships exist by and between any of the Company’s officers or directors.

The following sets out the principal occupation, past five years' business experience and other directorships held by each of the directors and executive officers of the Company:

Douglas Scheving

Douglas W. Scheving has been our president, principal executive officer and a member of our board of directors since inception. Since July 1993, Mr. Scheving has held various positions with Golden Glacier Resources Ltd./Exeter Resource Corporation, a TSX Venture Exchange listed exploration stage mining company located in Vancouver, British Columbia. Mr. Scheving is currently an independent director and member of the audit committee and compensation committee. He has also held the positions of president and secretary. Since October 1997, Mr. Scheving has held various positions with Golden Dynasty Resources Limited, a TSX Venture Exchange listed resource exploration company located in Vancouver, British Columbia. He is currently a director, corporate secretary and chairman of the audit committee. He previously held the position of president. Since April 2001, Mr. Scheving has been the owner Corporate Administrative Services Limited located in Vancouver, British Columbia. Corporate Administrative Services is engaged in the business of bookkeeping, invoice paying, and providing office services. From 1994 to 1997, Mr. Scheving was a member of the board of directors of Interactive Security Inc., a computer protection sales corporation located in Vancouver, British Columbia. Mr. Scheving was appointed initial Director and President of Touchstone Mining Limited, a Nevada mineral exploration company on September 12, 2005. After this offering is completed, Mr. Scheving will devote 10% of his time to us and 10% of his time to Touchstone Mining Limited, or approximately 4 hours per week to our operation. Currently, the remaining 80% of Mr. Scheving’s time is devoted to his company Corporate Administrative Services, Ltd, Golden Dynasty Resources Limited and Exeter Resources Limited and personal travel and recreation.

Lloyd Dedemus

Lloyd Dedemus has been our secretary, treasurer, and a member of the board of directors since September 27, 2004. Since February 1995, Mr. Dedemus has been president, secretary/treasurer, and a director of Harvest Enterprises Ltd. located in Burnaby B.C.. Harvest Enterprises in engaged in the business of owning and managing Mountain Shadow Pub.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee and an “audit committee financial expert”. The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues. As such the entire Board of Directors is acting as an audit committee.

Code of Ethics

The Company has not adopted a formal code of ethics because all of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all of its executive officers, directors and future employees. Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 808 Nelson Street, Suite 2103, Vancouver, B.C. Canada, V5Z 2H2.

Employment Agreements

N/A

Significant Employees

Electrum has no significant employees. Executive officers and directors described above are engaged as consultants whose time and efforts are being provided to the Company without compensation at this time.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during the most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation, the registrant is not aware of any individual or entity who, at any time during the fiscal year, was an officer, director, beneficial owner of more than ten percent of any class of securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

We are not subject to filing reports pursuant to section 16(a) as of the date of this report.

Item 10. Executive Compensation.

Summary Compensation Table
						Securities
Name and					Restricted	underlying
principal	Fiscal			Other annual	stock	options/	LTIP	All other
position	Year	Salary	Bonus	compensation	award(s)	SARs	payouts	compensation
Douglas	2005	0	0	0	0	0	0	$ 0
Scheving,	2004	0	0	0	0	0	0	$ 0
CEO

Lloyd
Dedemus	2005	0	0	0	0	0	0	$ 0
Secretary	2004	0	0	0	0	0	0	$ 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended September 30, 2005. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended September 30, 2005.

Stock Option Grants

Electrum did not grant any stock options to the executive officers during the most recent fiscal year ended September 30, 2005. The Company has also not granted any stock options to the executive officers since incorporation, August 4, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to Electrum to own more than 5% of the outstanding common stock as of September 30, 2005, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Douglas Scheving 808 Nelson Street, Suite 2103, Vancouver B.C., Canada	250,000 shares	7.69%
Common Stock	Lloyd Dedemus 7063 Malibu Drive, Burnaby, B.C. Canada	250,000 shares	7.69%
Common Stock	All Officers and Directors as a Group that consists of 2 people.	500,000 shares	15.38%

Common Stock	Carina Neumann #208 - 1955 Woodway Place, Burnaby, B.C. Canada	250,000 shares (a)	7.69%
(a)	Ms. Neumann resigned as a Member of the Board of Directors on September 27, 2005.

The percent of class is based on 3,250,000 shares of common stock issued and outstanding as of September 30, 2005.

Equity Compensation Plan Information

None.

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
31.1	Rule 13a-14(a)/15d-14(a) Certifications	Included
31.2	Rule 13a-14(a)/15d-14(a) Certifications	Included
32.1	Section 1350 Certifications	Included
32.2	Section 1350 Certifications	Included

Item 14. Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and the review of financial statements included in the registrant’s Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2004:	$ 2,570
2005:	$ 3,855

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2004:	992
2005:	5,279

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2004:	$ 685	Nature of Services: tax compliance - filing of US tax return for fiscal 2004
2005:	$ 600	Nature of Services: None (see note below)

Preparation of the Company’s corporate tax return for the fiscal year ended September 30, 2005 is currently underway.

All other fees:

2004:	None
2005:	None

Audit Committee Pre-approval

The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2005.

Signature

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRUM MINING LIMITED.

/s/ Douglas Scheving
Douglas Scheving, CEO and CFO
Dated: December 28, 2005