Form 10QSB
period 2005-12-31
Electrum Mining LTD
filed 2006-02-10
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at January 31, 2006 there were 3,250,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ELECTRUM MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2005

Expressed in US Funds

Unaudited

Electrum Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds

	As at	As at
	December 31,	September 30,
	2005	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$21,773	$26,728
Prepaid expenses	25	1,708
	$21,798	$28,436

LIABILITIES

Current
Accounts payable	$2,636	$2,573
Accrued liabilities	2,500	5,000
Due to related party (Note 5)	27,000	27,000
	32,136	34,573

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,250,000 common shares – Statement 3	33	33

Capital in excess of par value	64,967	64,967
Comprehensive income	1,483	1,466
Deficit accumulated during the exploration stage – Statement 3	(76,821)	(72,603)
Deficit – Statement 3	(10,338)	(6,137)
	$21,798	$28,436

- See Accompanying Notes -

Electrum Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Operations
Expressed in US Funds
Unaudited

	Cumulative from
	Inception
	(August 4,	Three Months	Three Months
	2004) to	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2004	2005
Expenses (Income)
Mineral property costs	$29,555	$-	$1,364
Professional fees	44,414	28,184	2,820
Interest and bank charges	271	296	(26)
Office and supplies	426	122	-
Transfer agent fees	2,155	-	60
Foreign exchange loss (gain)	-	(156)	-
Loss for the Period	$(76,821)	$(28,446)	$(4,218)

Basic and Diluted Loss per Common Share		$(0.04)	$(0.00)

Weighted Average Number of Shares Outstanding		733,696	3,250,000

- See Accompanying Notes -

Electrum Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Deficiency
Expressed in US Funds
Unaudited

				Deficit
			Capital in	Accumulated
			Excess of	During the
	Common Shares		Par	Exploration	Comprehensive
	Shares	Amount	Value	Stage	Income	Total

Inception – August 4,
2004	-	$-	$-	$-	$-	$-
Common shares issued
for cash at $0.02 per
share	500,000	5	9,995	-	-	10,000
Loss for the period	-	-	-	(6,462)	-	(6,462)

Balance –
September 30, 2004	500,000	5	9,995	(6,462)	-	3,538
Common shares issued
for cash at $0.02 per
share	2,750,000	28	54,972	-	-	55,000
Loss for the year	-	-	-	(66,141)	-	(66,141)
Foreign currency
translation
adjustment	-	-	-	-	1,466	1,466

Balance –
September 30, 2005
(audited)	3,250,000	$33	$64,967	$(72,603)	$1,466	$(6,137)
Loss for the period	-	-	-	(4,218)	-	(4,218)
Foreign currency
translation
adjustment	-	-	-	-	17	17

Balance –
December 31, 2005
(unaudited)	3,250,000	$33	$64,967	$(76,821)	$1,483	$(10,338)

- See Accompanying Notes -

Electrum Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative
	from Inception
	(August 4,	Three Months	Three Months
	2004) to	Ended	Ended
	December 31,	December 31,	December 31,
Cash Resources Provided By (Used In)	2005	2004	2005
Operating Activities
Loss for the period	$(76,821)	$(28,602)	$(4,218)
Changes in operating assets and liabilities:
Prepaid expenses	(25)	-	1,683
Funds held in trust	-	15,000	-
Accounts payable	2,636	-	63
Accrued liabilities	2,500	(1,000)	(2,500)
	(71,710)	(14,602)	(4,972)

Financing Activities
Advances from related party	27,000	734	-
Issuance of capital stock	65,000	5,000	-
	92,000	5,734	-

Foreign Currency Translation Adjustment	1,483	156	17
Net Increase in Cash and Cash Equivalents	21,773	(8,712)	(4,955)
Cash and cash equivalents position – Beginning of period	-	18,038	26,728
Cash and Cash Equivalents Position – End of Period	$21,773	$9,326	$21,773

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

The Company is a Nevada corporation incorporated on August 4, 2004 and is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of mineral properties. During the prior fiscal period, the Company acquired a 100% interest in 20 mineral mining claims in the Dawson Mining Division of the Yukon Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company's activities have been limited to its formation and the raising of equity capital and exploration activities.

Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ended December 31, 2005, the Company had a loss of $4,218 and an accumulated deficit of $76,821. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these issues, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage companies.

	b)	Fiscal Period

The Company's fiscal year end is September 30.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
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
Notes to Interim Financial Statements
December 31, 2005
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
December 31, 2005
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
December 31, 2005
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

As at December 31, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the three month period ended December 31, 2005, the only item included in comprehensive income is the foreign currency translation adjustment.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
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

During the three month period ended December 31, 2005, the Company has spent $1,364 ($24,253 spent during the year ended September 30, 2005) in exploration costs consisting of a grid installation, conducting a magnetic survey, prospecting, and a selective soil-sampling program.

The Company is also responsible to maintain the mineral claims in good standing by paying all the necessary rents, taxes and filing fees associated with the Property. As of this period ended, the Company has currently met these obligations.

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

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

5.	Due to Related Party

As of December 31, 2005, the Company was obligated to a director and a stockholder, for a non- interest bearing demand loan with a balance of $27,000 (2004 - $27,000).

6.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

Number 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4;
FAS 153, Exchanges of Nonmonetary Assets;
FAS 154, Accounting Changes and Error Corrections.

ITEM 2. PLAN OF OPERATION

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

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin exploiting our mineral properties. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, thus we have a total of 3,250,000 shares issued and outstanding to 47 shareholders (includes the 3 directors of the company). We believe this, together with the loan from a director of $27,000, will enable us to fund our activities for the next twelve months providing the company does not do any further exploration work on its property. As of December 31, 2005 we have cash on hand of $21,773.

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

     Electrum has retained Aurora Geosciences Ltd., of Whitehorse, Yukon to perform exploration work on the property. Aurora has done work in the immediate area last year and is knowledgeable about local conditions.

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

     The initial offering produced sufficient funds to pay for the 2005 exploration program and administration costs for the next 12 months. However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement, and/or loans.

     We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals, which are found, can be economically extracted and profitably processed.

     The property is undeveloped raw land.

     The work program started July 9, 2005 and was finished on July 23, 2005. The crew did not find any visible mineralization worthy of an early report. The geochemical samples were sent to ACME labs in Vancouver B.C. A technical report has been received and is being evaluated. The work program ended up costing $24,932 CDN (approx. $20,018 USD).

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

Liquidity and Capital Resources

     To meet our need for cash we raised $50,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of the SB-2 filed with the SEC. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, and/or through debt financing.

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

     Since inception of the Company on August 4, 2004 to December 31, 2005, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000. This was accounted for as an acquisition of shares. Lloyd Dedemus covered our initial expenses of $15,000 for incorporation and legal fees and $12,000 for a payment on the mineral property and working capital. The amount owed to Mr. Dedemus is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Dedemus is oral and there is no written document evidencing the agreement.

     As of December 31, 2005, our total assets were $21,798 and our total liabilities were $32,136.

Application of Critical Accounting Policies

     Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $76,821 from inception (August 4, 2004) to December 31, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the company. At December 31, 2005, we had a working capital deficit of $10,338. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three-month period ended December 31, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February, 2006.

ELECTRUM MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving

Douglas W. Scheving
President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors