Form 10QSB
period 2006-03-31
Electrum Mining LTD
filed 2006-05-11
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 333-120788

ELECTRUM MINING LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	98-0434381
(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at April 30, 2006 there were 3,250,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ELECTRUM MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

Expressed in US Funds

Unaudited

Electrum Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds

		As at
	As at	September 30,
	March 31, 2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$13,808	$26,728
Prepaid expenses	-	1,708
	$13,808	$28,436

LIABILITIES

Current
Accounts payable	$-	$2,573
Accrued liabilities	2,500	5,000
Due to related party (Note 5)	27,000	27,000
	29,500	34,573

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,250,000 common shares – Statement 3	33	33

Capital in excess of par value – Statement 3	64,967	64,967
Comprehensive income – Statement 3	1,433	1,466
Deficit accumulated during the exploration stage – Statement 3	(82,125)	(72,603)
Deficit – Statement 3	(15,692)	(6,137)
	$13,808	$28,436

- See Accompanying Notes -

Electrum Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Operations
Expressed in US Funds
Unaudited

					Cumulative
					from
	Three-month		Six-month		Inception
	periods ended		periods ended		(August 4,
	March 31		March 31		2004) to
					March 31,
	2006	2005	2006	2005	2006

Expenses
Mineral property costs	$-	$-	$1,364	$-	$29,555
Professional fees	5,296	2,786	8,115	30,969	49,710
Interest and bank charges	(16)	20	(42)	316	254
Office and supplies	-	59	-	181	426
Transfer agent fees	25	1,210	85	1,210	2,180
Foreign exchange loss (gain)	-	106	-	(49)	-

Loss for the period	$(5,305)	$(4,181)	$(9,522)	$(32,627)	$(82,125)

Basic and diluted loss per
share	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted Average Number of
Shares Outstanding	3,250,000	750,000	3,250,000	744,444

- See Accompanying Notes -

Electrum Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Deficiency
Expressed in US Funds
Unaudited

				Deficit
			Capital in	Accumulated
			Excess of	During the
	Common Shares		Par	Exploration	Comprehensive
	Shares	Amount	Value	Stage	Income	Total

Inception – August 4, 2004	-	$-	$-	$-	$-	$-
Common shares issued
for cash at $0.02 per
share	500,000	5	9,995	-	-	10,000
Loss for the period	-	-	-	(6,462)	-	(6,462)

Balance –
September 30, 2004	500,000	5	9,995	(6,462)	-	3,538
Common shares issued
for cash at $0.02 per
share	2,750,000	28	54,972	-	-	55,000
Loss for the year	-	-	-	(66,141)	-	(66,141)
Foreign currency
translation
adjustment	-	-	-	-	1,466	1,466

Balance –
September 30, 2005
(audited)	3,250,000	$33	$64,967	$(72,603)	$1,466	$(6,137)
Loss for the period	-	-	-	(4,218)	-	(4,218)
Foreign currency
translation
adjustment	-	-	-	-	17	17

Balance –
December 31, 2005
(unaudited)	3,250,000	$33	$64,967	$(76,821)	$1,483	$(10,338)
Loss for the period	-	-	-	(5,304)	-	(5,304)
Foreign currency
translation
adjustment	-	-	-	-	(50)	(50)

Balance –
March 31, 2006
(unaudited)	3,250,000	$33	$64,967	$(82,125)	$1,433	$(15,692)

- See Accompanying Notes -

Electrum Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative
	from Inception
	(August 4,	Six Months	Six Months
	2004) to March	Ended March	Ended March
Cash Resources Provided By (Used In)	31, 2006	31, 2005	31, 2006
Operating Activities
Loss for the period	$(82,125)	$(32,627)	$(9,522)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	1,708
Funds held in trust	-	15,000	-
Accounts payable	-	270	(2,573)
Accrued liabilities	2,500	(1,000)	(2,500)
	(79,625)	(18,357)	(12,887)

Financing Activities
Advances from related party	27,000	-	-
Issuance of capital stock	65,000	55,000	-
	92,000	55,000	-

Foreign Currency Translation Adjustment	1,433	-	(33)
Net Increase in Cash and Cash Equivalents	13,808	36,643	(12,920)
Cash and cash equivalents position – Beginning of period	-	18,038	26,728
Cash and Cash Equivalents Position – End of Period	$13,808	$54,681	$13,808

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six month period ended March 31, 2006, the Company had a loss of $9,522, a working capital deficit of $15,692, and an accumulated deficit of $82,125. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these issues, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage companies.

	b)	Fiscal Period

The Company’s fiscal year end is September 30.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
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
March 31, 2006
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
March 31, 2006
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
March 31, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

o)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the six month period ended March 31, 2006, the only item included in comprehensive income is the foreign currency translation adjustment.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
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

During the six month period ended March 31, 2006, the Company has spent $1,364 ($24,253 spent during the year ended September 30, 2005) in exploration costs consisting of a grid installation, conducting a magnetic survey, prospecting, and a selective soil-sampling program.

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

Since inception, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000 being $33 for par value shares and $64,967 for capital in excess of par value.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
Expressed in US Funds
Unaudited

5.	Due to Related Party

As of March 31, 2006, the Company was obligated to a director and a stockholder, for a non-interest bearing demand loan with a balance of $27,000 (2005 - $27,000).

6.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

  Number 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4;
  FAS 153, Exchanges of Nonmonetary Assets;
  FAS 154, Accounting Changes and Error Corrections.
  FAS 155, Accounting for Certain Hybrid Financial Instruments.
  FAS 156, Accounting for Servicing of Financial Assets.

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

       Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin exploiting our mineral properties. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, thus we have a total of 3,250,000 shares issued and outstanding to 47 shareholders (includes the 3 directors of the company). We believe this, together with the loan from a director of $27,000, will enable us to fund our activities for the next twelve months providing the company does not do any further exploration work on its property. As of March 31, 2006 we have cash on hand of $13,808.

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

       Electrum retained Aurora Geosciences Ltd., of Whitehorse, Yukon to perform exploration work on the property in 2005. Aurora has done work in the immediate area in previous years and is knowledgeable about local conditions.

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

       We acquired one property containing 20 mineral claims on September 30, 2004. The exploration work program began on July 9, 2005 and was finished on July 23, 2005. No visible mineralization worthy of comment was discovered. Approximately 200 geochemical samples have been sent to ACME Laboratories in Vancouver for analysis.

       Since inception, we have issued 3,250,000 shares of our common stock and received $65,000.

       We received a $27,000 loan from Mr. Dedemus, one of our directors.

       As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

       Since inception of the Company on August 4, 2004 to March 31, 2006, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000. This was accounted for as an acquisition of shares. Lloyd Dedemus covered our initial expenses of $15,000 for incorporation and legal fees and $12,000 for a payment on the mineral property and working capital. The amount owed to Mr. Dedemus is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Dedemus is oral and there is no written document evidencing the agreement.

       As of March 31, 2006, our total assets were $13,808 and our total liabilities were $29,500.

  Application of Critical Accounting Policies

       Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $82,125 from inception (August 4, 2004) to March 31, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the company. At March 31, 2006, we had a working capital deficit of $15,692. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following Exhibits are attached hereto:

Exhibit	Document Description
No.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the six-month period ended March 31, 2006.

  SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this _____th day of May, 2006.

ELECTRUM MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving
Douglas W. Scheving
President, Chief Executive Officer, Chief
Financial Officer, and member of the Board of
Directors