Form 10QSB
period 2006-06-30
Electrum Mining LTD
filed 2006-08-14
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[           ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at July 31, 2006 there were 3,250,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ELECTRUM MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

 Expressed in US Funds

Unaudited

Electrum Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds

		As at
	As at	September 30,
	June 30, 2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$11,078	$26,728
Prepaid expenses	-	1,708
	$11,078	$28,436

LIABILITIES

Current
Accounts payable	$-	$2,573
Accrued liabilities	2,500	5,000
Due to related party (Note 5)	-	27,000
	2,500	34,573

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,250,000 common shares – Statement 3	33	33

Capital in excess of par value – Statement 3	64,967	64,967
Comprehensive income – Statement 3	1,410	1,466
Deficit accumulated during the exploration stage – Statement 3	(57,832)	(72,603)
Equity (Deficit) – Statement 3	8,578	(6,137)
	$11,078	$28,436

- See Accompanying Notes -

Electrum Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Operations
Expressed in US Funds
Unaudited

					Cumulative
					from
	Three-month		Nine-month		Inception
	periods ended		periods ended		(August 4,
	June 30		June 30		2004) to
					June 30,
	2006	2005	2006	2005	2006

Expenses
Mineral property costs (recovery)	$(26,717)	$252	$(25,353)	$252	$2,837
(Note 3)
Professional fees	2,387	2,223	10,503	33,192	52,098
Interest and bank charges	(13)	(31)	(56)	285	241
Office and supplies	-	245	-	426	426
Transfer agent fees	50	885	135	2,095	2,230
Foreign exchange loss (gain)	-	(306)	-	(355)	-

Earnings (Loss) for the period	$24,293	$(3,268)	$14,771	$(35,895)	$(57,832)

Basic and diluted earnings (loss)
per share	$0.01	$(0.00)	$0.00	$(0.02)

Weighted Average Number of
Shares Outstanding	3,250,000	3,055,556	3,250,000	1,508,272

- See Accompanying Notes -

Electrum Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity (Deficiency)
Expressed in US Funds
Unaudited

				Deficit
			Capital in	Accumulated
			Excess of	During the
	Common Shares		Par	Exploration	Comprehensive
	Shares	Amount	Value	Stage	Income	Total

Inception – August 4,
2004	-	$-	$-	$-	$-	$-
Common shares issued
for cash at $0.02 per
share	500,000	5	9,995	-	-	10,000
Loss for the period	-	-	-	(6,462)	-	(6,462)

Balance –
September 30, 2004
(audited)	500,000	5	9,995	(6,462)	-	3,538
Common shares issued
for cash at $0.02 per
share	2,750,000	28	54,972	-	-	55,000
Loss for the year	-	-	-	(66,141)	-	(66,141)
Foreign currency
translation
adjustment	-	-	-	-	1,466	1,466

Balance –
September 30, 2005
(audited)	3,250,000	$33	$64,967	$(72,603)	$1,466	$(6,137)
Loss for the period	-	-	-	(4,218)	-	(4,218)
Foreign currency
translation
adjustment	-	-	-	-	17	17

Balance –
December 31, 2005
(unaudited)	3,250,000	$33	$64,967	$(76,821)	$1,483	$(10,338)
Loss for the period	-	-	-	(5,304)	-	(5,304)
Foreign currency
translation
adjustment	-	-	-	-	(50)	(50)

Balance –
March 31, 2006
(unaudited)	3,250,000	$33	$64,967	$(82,125)	$1,433	$(15,692)
Gain(Loss) for the
period	-	-	-	24,293	-	24,293
Foreign currency
translation
adjustment	-	-	-	-	(23)	(23)

Balance –
June 30, 2006
(unaudited)	3,250,000	$33	$64,967	$(57,832)	$1,410	$8,578

- See Accompanying Notes -

Electrum Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative
	from Inception
	(August 4,	Nine Months	Nine Months
	2004) to June	Ended June	Ended June
Cash Resources Provided By (Used In)	30, 2006	30, 2005	30, 2006
Operating Activities
Gain (Loss) for the period	$(57,832)	$(35,895)	$14,771
Mineral property cost recovery (Note 3)	(27,000)	-	(27,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	(7,908)	1,708
Funds held in trust	-	15,000	-
Accounts payable	-	-	(2,573)
Accrued liabilities	2,500	(1,000)	(2,500)
	(82,332)	(29,803)	(15,594)

Financing Activities
Advance from related party (Note 5)	27,000	-	-
Issuance of capital stock	65,000	55,000	-
	92,000	55,000	-

Foreign Currency Translation Adjustment	1,410	-	(56)
Net Increase in Cash and Cash Equivalents	11,078	25,197	(15,650)
Cash and cash equivalents position – Beginning of period	-	18,038	26,728
Cash and Cash Equivalents Position – End of Period	$11,078	$42,235	$11,078

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

The Company is a Nevada corporation incorporated on August 4, 2004 and is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of mineral properties. During the prior fiscal period, the Company acquired a 100% interest in 20 mineral mining claims in the Dawson Mining Division of the Yukon Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. This property has since been divested as of June 30, 2006 (Note 3). To date, the Company’s activities have been limited to its formation and the raising of equity capital and exploration activities.

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine month period ended June 30, 2006, the Company had an accumulated deficit of $57,832. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations.

In response to these issues, management intends to raise additional funds through public or private placement offerings and participation in a merger agreement (Note 6).

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
June 30, 2006
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

Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

	g)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts payable and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

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
June 30, 2006
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

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

		ii)	Equity at historical rates; and

		iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

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
June 30, 2006
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

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

3.	Mineral Property Costs

By agreement dated September 30, 2004 with Xennex Development Corporation (“Xennex”), the Company acquired an option to earn a 100% interest in certain properties consisting of 20 unpatented mineral claims, known as the Blue and Bell property (“the Property”) located in the Dawson Mining Division of the Yukon Territories, Canada.

Upon execution of the agreement, Xennex transferred 100% interest in the mineral claims to a director and officer of the Company in trust for the Company for CDN$50,000 (CDN $10,000 paid).

On June 29, 2006, the Board of Directors agreed to divest the Company of the mineral claims. All rights under the Mineral Claim Purchase Agreement were transferred and assigned to and assumed by the Company’s President. Electrum will not be required to make any further payments to Xennex. Further, the President has agreed to assume any and all responsibilities, obligations, commitments and liabilities pertaining to the Mineral Property Agreement. In consideration of this, a $27,000 loan payable to a director of the Company was satisfied. This amount was applied as a reduction to the mineral property costs. Therefore, our statements reflect a one time gain on recovery of mineral property costs.

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

5.	Due to Related Party

As of June 30, 2006, the Company was no longer obligated to a director and a stockholder, for a non- interest bearing demand loan (2005 - $27,000). During the period, the director agreed to cancel the $27,000 owing to him by the Company, in consideration of the cancellation of mining claims that were reverted back to the President.

Electrum Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

6.	Subsequent Events

On July 7, 2006, the Company entered into an Agreement and Plan of Merger with Crosspoint Energy, LLC (“Crosspoint”), a Texas limited liability company involved in the exploration and exploration of oil and gas properties. The merger agreement is subject to certain conditions, including

A reverse share split of the Company whereby there is one new for 2.379 old common shares to an aggregate of 1,365,957 shares of common stock.

The Company will issue to the Crosspoint equity holders 21,400,000 shares of common stock, to which this will amount to a post reverse split holdings of 94% of the total number of shares of the Company’s common stock.

As part of this Merger transaction the Company’s existing mining claims were turned back to the Company’s President in consideration of the cancellation of $27,000 owed to an officer and director of the Company. As of signing this merger agreement the Secretary and Director resigned from the Company, thus, leaving the President the sole Officer and Director.

This Merger may be terminated by either party if not completed within 120 days, from July 7, 2006.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin exploiting our mineral properties. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, thus we have a total of 3,250,000 shares issued and outstanding to 47 shareholders (includes the 3 directors of the company). We believe this, together with the loan from a director of $27,000, will enable us to fund our activities for the next twelve months providing the company does not do any further exploration work on its property. As of June 30, 2006 we have cash on hand of $11,078.

     We have used the above-mentioned funds to explore our resource property located at Squaw Creek, a tributary of Clear Creek, in the central Yukon Territories, Canada. After evaluating the results from the first exploration program, the board of directors decided to drop the property. The property was returned to the vendors on June 29, 2006.

     Electrum retained Aurora Geosciences Ltd., of Whitehorse, Yukon to perform exploration work on the property in 2005. Aurora has done work in the immediate area in previous years and is knowledgeable about local conditions.

     The initial offering produced sufficient funds to pay for the 2005 exploration program and administration costs for 12 months. However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement, and/or loans.

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

     The exploration program for 2005 consisted of establishing a grid and taking soil samples at regular intervals. A magnetic survey was done to try and locate mineralization, which is not evident on surface. Geochemical sampling was concentrated in the areas of mineralization identified by the magnetic survey. The soil samples were analyzed to determine if elevated amounts of minerals are present. The results were plotted on a map to determine where the elevated areas of mineralization occur. Competent professionals did rock samples and geological mapping and prospecting. Based upon the results of the exploration Mr. Scheving, president determined, in consultation with our consultants and the other directors, that the property be dropped. Mr. Scheving will not receive fees for his services.

     The proceeds from our public offering were designed only to fund the costs of an exploration program recommended by Professional Engineer Mr. Robert McIntyre. Additional funding would be required to take the property to a more advanced stage of exploration.

     We do not intend to hire additional employees at this time. Unaffiliated independent consultants were hired to conduct all of the work on the property. The independent consultants were responsible for surveying, geology, engineering, exploration, and excavation. The geologists evaluated the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material. No commercial economic minerals were found and the property was dropped.

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

Liquidity and Capital Resources

     To meet our need for cash we raised $50,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we raised was applied to the items set forth in the Use of Proceeds section of the SB-2 filed with the SEC. We will attempt to raise additional money through a subsequent private placement, public offering, and/or through debt financing.

     We acquired one property containing 20 mineral claims on September 30, 2004. The exploration work program began on July 9, 2005 and was finished on July 23, 2005. No visible mineralization worthy of comment was discovered. Approximately 200 geochemical samples have been sent to ACME Laboratories in Vancouver for analysis. The property was dropped on June 29, 2006.

     Since inception, we have issued 3,250,000 shares of our common stock and received $65,000.

     We received a $27,000 loan from Mr. Dedemus, one of our directors. Mr. Dedemus has agreed to cancel this loan and the resulting credit has reduced the property expenditure.

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

     As of June 30, 2006, our total assets were $11,078 and our total liabilities were $2,500.

Application of Critical Accounting Policies

     Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $57,832 from inception (August 4, 2004) to June 30, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the company. At June 30, 2006, we have working capital of $8,578. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On July 7, 2006 Electrum Mining Limited entered into an Agreement and Plan of Merger (“Merger Agreement”) with Crosspoint Energy, LLC (“Crosspoint”) Crosspoint Acquisition Company and Grove Crosspoint Investments LLC, pursuant to which Crosspoint will merge into our wholly owned subsidiary, Crosspoint Acquisition Company, the “Merger”. The Merger Agreement is subject to certain conditions, including that the 3,250,000 shares of our common stock outstanding shall be reduced via a reverse split of one for 2.379 shares into an aggregate of 1,365,957 shares of common stock. Pursuant to the Merger Agreement, we will issue to the Crosspoint equity holders, an aggregate of 21,400,000 shares of our common stock, which will amount, after the reverse stock split, to 94% of the total number of our shares of common stock, not counting options and warrants outstanding upon effectiveness of the merger. On June

30, 2006 Crosspoint completed a $15,000,000 equity, institutional Private Placement (the” Private Placement”) pursuant to a Securities Purchase Agreement dated June 30, 2006 (“SPA”), to which we became a party on July 7, 2006. The SPA provides for the sale to the investors named therein. By becoming a signatory, we agreed, among other thing, to the representations, warranties, and covenants in the SPA, including provisions pertaining to the legend removal of shares issued to the investors, timely filing of reports as required by the Securities Exchange Act of 1934, to indemnify the investors under certain circumstances, maintain the public listing of our stock, to allow the investors to participate in future financings, restrictions on future equity sales, restrictions on capital changes and limitations on stock option plans. The securities issued by Crosspoint in the Private Placement are included in the 94% of our common stock to be outstanding upon effectiveness of the merger. The Merger Agreement also includes customary representations, warranties, covenants and indemnifications by us covered by a pledge of a portion of the shares held by Grove Crosspoint Investments, LLC. Crosspoint has paid $100,000 for our legal fees incurred in this transaction which Grove Crosspoint Investors, LLC, our largest shareholder has agreed to reimburse Crosspoint if the Merger is terminated due to a violation of our representations, warranties and covenants in the Merger Agreement. The Merger may be terminated by either party if not completed within 120 days of July 7, 2006. As part of the Merger transaction our existing mining claims were turned back to Douglas Scheving (our President and Director) in consideration of the cancellation of $27,000 owned by us to Lloyd Dedemus (one of our Directors). Our Board of Directors approved the Merger on June 29, 2006. Although the Merger is subject to shareholder approval, Grove Crosspoint Investments, LLC who owns more than a majority of our stock has advised us that it will consent to the Merger. Upon effectiveness of the Merger our remaining Director, Douglas Scheving will resign and appoint his successors from the persons selected by Crosspoint.

     Concurrent with the signing of the Merger Agreement we also agreed to the provisions of a Registration Rights Agreement dated July 7, 2006, (the “Registration Rights Agreement”) with the investors in the Private Placement to register the shares issuable to such investors in the Merger, which are included in the 21,400,000 shares to be issued to the Crosspoint equity holders, plus 2,500,000 shares of our common stock underlying five year warrants to purchase the securities issued to the investors in the Private Placement, at an exercise price of $1.95 per share (the “Warrants”). Under the Registration Rights Agreement we are required to register the shares of our common stock issuable to the investors in the Merger and the shares underlying the Warrants (collectively “Shares”) within 30 calendar days of the effectiveness of the Merger and to procure the effectiveness of registration of the Shares within 90 days of the effectiveness of the Merger and we agreed to certain piggyback registration rights, subject to certain penalties for failure to file the registration statement timely or to procure the effectiveness of the registration statement timely of 2% of the investment amount, per month.

The foregoing summary is qualified in its entirety by reference to the agreements, which are attached hereto and incorporated herein by reference.

DEPARTURE OF DIRECTOR.

Effective July 7, 2006, Lloyd Dedemus, our Director and former Secretary resigned as Director and Officer. There was no disagreement with Mr. Dedemus as to any of our policies, operations or practices.

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

The Company filed no reports on Form 8-K during the six-month period ended June 30, 2006. An 8K was filed on July 13, 2006 regarding the merger Agreement

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2006.

ELECTRUM MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving

Douglas W. Scheving
President, Chief Executive Officer, Chief
Financial Officer, and member of the Board of
Directors