Form 10KSB
period 2006-09-30
CrossPoint Energy CO
filed 2007-01-16
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 000-51699

CROSSPOINT ENERGY COMPANY
(Name of small business issuer in its charter)

Nevada	98-0434381
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Network Blvd., Suite 810, Dallas, Texas	75034
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (972)818-1100

Securities registered pursuant to Section 12(b) of the Exchange Act:

None
Title of each class

Securities registered pursuant to Section 12(g) of the Act:
$0.00001 Par Value Common Stock
Title of class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year were $___0______

At December 31, 2006, 17,806,616 common shares (the registrant’s only class of voting stock) were outstanding. The aggregate market value of the 12,073,802 common shares of the registrant held by nonaffiliates*  on that date (based upon the closing price on such date) was $41,050,927.

*
Without assuming that any of the issuer’s directors or executive officers or the entity that owns shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategy;

•	identified drilling locations;

•	exploration and development drilling prospects, inventories, projects and programs;

•	natural gas and oil reserves;

•	ability to obtain permits and governmental approvals;

•	financial strategy;

•	realized oil and natural gas prices;

•	production;

•	future operating results; and

•	plans, objectives, expectations and intentions.

All of these types of statements, other than statements of historical fact included in this Annual Report on Form 10-KSB, are forward-looking statements. These forward-looking statements may be found in “Items 1 and 2. Business and Properties”, “Item 6. Management’s Discussion and Analysis or Plan of Operation”, and other sections of this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “hope”, “estimate”, “predict”, “potential”, “pursue”, “target”, “seek”, “objective”, or “continue”, the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Annual Report on Form 10-KSB are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report on Form 10-KSB are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in “Risk Factors” section and elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

Items 1 and 2. Description of Business and Property

General

Electrum Mining Limited (“Electrum”, the “Company”) was incorporated in the State of Nevada on August 4, 2004. Effective November 21, 2006, the Company changed its name to CrossPoint Energy Company.

On July 7, 2006, the Company filed a Current Report on Form 8-K advising that it had entered into a merger agreement with CrossPoint Energy, LLC (“CrossPoint LLC”), pursuant to which a subsidiary of the Company would merge with CrossPoint LLC and the Company would assume the business of CrossPoint LLC. On July 29, 2006, the Company divested itself of its mineral claims and the former President of the Company, Douglas Scheving, assumed all responsibility for any environmental liabilities on the mineral claims. On November 27, 2006, subsequent to the Company’s September 30, 2006 fiscal year end, the Company and CrossPoint LLC completed the merger and CrossPoint LLC was merged with and into CrossPoint Acquisition, LLC, a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger, the Company acquired 100% of the outstanding membership interests in CrossPoint LLC, and issued, as consideration to the security holders of CrossPoint LLC, aggregate consideration of 16,451,667 shares of the Company’s common stock, debt convertible into 5,051,667 shares of the Company’s common stock, and warrants to acquire 2,525,833 shares of the Company’s common stock.

Business of the Company Prior to the Merger:

On September 30, 2004, the Company signed an agreement to purchase a mineral property containing 20 mining claims in Yukon Territories, Canada by purchase agreement with Xennex Development Corporation, a non-affiliated third party. The Company held these mineral claims through a trust agreement with the then-current President of the Company. This arrangement was necessary because Canadian mineral claims must be held by a Canadian entity.

The Company retained Aurora Geosciences Ltd. of Whitehorse, Yukon to do a work program based upon the recommendations of R.F. McIntyre, P. Geo in his “Report on Geochemical Sampling of the Blue and Bell claim groups Squaw Creek, Yukon” The exploration program was supervised by Scott Casselman, B.Sc., P. Geo. and consisted of establishing a grid using a hip chain and compass and marking stations with flagging. Line spacing varied from 100 to 200 m and samples were collected at 50 m station intervals. Total Magnetic field measurements were collected at 12.5 m interval. Samples were assayed by ACME Analitical of Vancouver B.C. certified British Columbia Assayers.

The results of the initial program did not reveal any economic quantities of minerals. The Company decided to drop the mineral claims and, on July 29, 2006, the trust agreement was terminated resulting in the President of the Company having title to the claims and being responsible for any environmental clean-up on the property. The President then quit claimed the mineral claims back to the vendor Xennex.

Business of the Company after the Merger:

As a result of the closing of the Merger, subsequent to its September 30, 2006 fiscal year end the Company has changed its business to the operations to those of CrossPoint LLC. CrossPoint LLC was formed in the fourth quarter of 2004, and has two subsidiaries. One is CrossPoint Energy Holdings, LLC which was created to facilitate a mezzanine debt facility in September 2005. The other is Dallas Operating Corp. (“DOC”), which was a stand alone business prior to becoming a subsidiary of CrossPoint LLC in 2005. DOC is an established service company, engaged in oil and gas operations for third parties, strategically to add to CrossPoint’s cashflow and/or reserve base.

Our drilling activities, which are conducted in our subsidiary CrossPoint Energy Holdings, LLC, focus primarily on internally generated prospects utilizing its significant technological skills, and, opportunistically, on third party prospects and the acquisition of producing oil and gas assets. Our strategy for growth is to drill and develop relatively lower and moderate risk properties which contain as an upside, certain higher risk, very prolific reserves. We have many additional prospects identified for future drilling and development, which are in various stages of evaluation, land and leasing and assimilation. The Company’s initial development and exploration activities are located in East and Southeast Texas.

Office Space

We lease approximately 5,735 square feet of office space in Frisco, Texas at 2801 Network Blvd., Suite 810, where our principal offices are located. The lease for our Frisco office expires in 2010. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our larger competitors may be able to absorb the burden of existing, and any changes to, federal, state, local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Environmental Matters and Regulation

Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry. These laws and regulations may:

•	Require the acquisition of various permits before drilling commences;

•	Require the installation of expensive pollution control equipment;

•	Restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	Limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	Impose substantial liabilities for pollution resulting from our operations; and

•	Expose the Company to litigation by environmental and other special interest groups.

 These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and the federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time.

Employees

As of December 1, 2006, the Company has 11 employees, 10 of which are full time employees.

Risk Factors

You should carefully consider each of the following risk factors and all of the other information provided in this Form 10-KSB. The risks described below are those we currently believe may materially affect us. Our future development is and will continue to be dependent upon a number of factors. You should carefully consider the following information as well as the more detailed information concerning our Company contained elsewhere in this Form 10-KSB.

Reserve estimates depend on many assumptions that may turn out to be inconclusive, subject to varying interpretations, or inaccurate.

Estimates of natural gas and oil reserves are based upon various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, availability of equipment, capital expenditures, ownership and title, taxes and the availability of funds. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Further, potential for future reserve revisions, either upward or downward, is significantly greater than normal because a high percentage of our reserves are undeveloped.

Actual natural gas and oil prices, future production, revenues, operating expenses, taxes, development expenditures and quantities of recoverable natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues at any time. A reduction in natural gas and oil prices, for example, would reduce the value of reserves and reduce the amount of natural gas and oil that could be economically produced, thereby reducing the quantity of reserves. At any time, there might be adjustments of estimates of reserves to reflect production history, results of exploration and development, prevailing natural gas prices and other factors, many of which are beyond our control.

Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures, availability of drilling rigs and successful drilling operations. Any reserve data assumes that we will make significant capital expenditures to develop our reserves with available drilling rigs. To the extent that we have prepared estimates of its natural gas and oil reserves and of the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. We might not be able to access drilling rigs or raise the capital it needs to develop these reserves.

Market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production.

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas, a new gathering system would need to be built to handle the potential volume of gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Our ability to produce and market natural gas and oil is affected and also may be harmed by:

•	the lack of available drilling rigs;
•	the lack of pipeline transmission facilities or carrying capacity;
•	government regulation of natural gas and oil production;
•	government transportation, tax and energy policies;
•	changes in supply and demand; and
•	general economic conditions.

We might incur additional debt in order to fund our exploration and development activities, which would continue to reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operations.

If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, availability of drilling rigs, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Our leases and/or future properties might not produce as anticipated, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated the leases in a manner consistent with industry practices, this review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we often assumes environmental and other risks and liabilities in connection with the acquired properties.

We do not plan to insure against all potential operating risks. We might incur substantial losses and be subject to substantial liability claims as a result of our natural gas and oil operations.

We do not intend to insure against all risks. We intend to maintain insurance against various losses and liabilities arising from operations in accordance with customary industry practices and in amounts that management believes to be prudent. Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations. Our natural gas and oil exploration and development activities will be subject to hazards and risks associated with drilling for, producing and transporting natural gas and oil, and any of these risks can cause substantial losses resulting from:

•	environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
•	fires and explosions;
•	personal injuries and death;
•	regulatory investigations and penalties; and
•	natural disasters.

Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses. We might elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations.

A substantial or extended decline in natural gas and oil prices may adversely affect our ability to meet our capital expenditure obligations and financial commitments.

Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Declines in the prices of, or demand for, natural gas and oil may adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower natural gas and oil prices may also reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, and they are likely to continue to be volatile in the future. A decrease in natural gas or oil prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If natural gas or oil prices decline significantly for extended periods of time in the future, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures. Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause this fluctuation are:

•	changes in supply and demand for natural gas and oil;
•	levels of production and other activities of the Organization of Petroleum Exporting Countries, or OPEC, and other natural gas and oil producing nations;
•	market expectations about future prices;
•	the level of global natural gas and oil exploration, production activity and inventories;
•	political conditions, including embargoes, in or affecting other oil producing activity; and
•	the price and availability of alternative fuels.

Lower natural gas and oil prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our business, financial condition and results of operations.

Drilling for and producing natural gas and oil are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success depends on the success of our exploration, development and production activities in the leases. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to generate, purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or prevent drilling operations, including:

•	unexpected drilling conditions;
•	pressure or irregularities in geological formations;
•	equipment failures or accidents;
•	drilling company personnel failures or accidents;
•	pipeline and processing interruptions or unavailability;
•	title problems;
•	adverse weather conditions;
•	lack of market demand for natural gas and oil;
•	delays imposed by or resulting from compliance with environmental and other regulatory requirements;
•	shortages of or delays in the availability of drilling rigs and the delivery of equipment; and
•	reductions in natural gas and oil prices.

Our future drilling activities might not be successful, and drilling success rate overall or within a particular area could decline. We could incur losses by drilling unproductive wells. Although we have identified numerous potential drilling locations, we cannot be sure that we will ever drill them or will produce natural gas or oil from them or from any other potential drilling locations. Shut-in wells, curtailed production and other production interruptions may negatively impact our business and result in decreased revenues.

Competition in the oil and gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

We operate in the highly competitive areas of oil and gas exploration, development and acquisition with a substantial number of other companies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and gas companies in each of the following areas:

•	seeking oil and gas exploration licenses and production licenses;
•	acquiring desirable producing properties or new leases for future exploration;
•	marketing natural gas and oil production;
•	integrating new technologies; and
•	acquiring the equipment and expertise necessary to develop and operate properties.

Many of our competitors have substantially greater financial, managerial, technological and other resources. These companies might be able to pay more for exploratory prospects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. To the extent competitors are able to pay more for properties than we are able to afford, we will be at a competitive disadvantage. Further, many competitors may enjoy technological advantages and may be able to implement new technologies more rapidly. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon its ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases in the United States generally, shortage of drilling and completion rigs, field equipment and qualified personnel could develop. From time to time, these costs have sharply increased in various areas around the world and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm its operating results.

To the extent that we establish natural gas and oil reserves, we will be required to replace, maintain or expand our natural gas and oil reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

We have a limited operating history and have incurred losses since we began operating. We must generate greater revenue to achieve profitability.

We completed a merger of a subsidiary of our company with CrossPoint, LLC in November 2006. As a result of that merger we changed our business operations to that of CrossPoint, LLC prior to the merger. CrossPoint, LLC was formed in November 2004, but did not commence operations until the first calendar quarter of 2005. As a result, we have a limited operating history in the oil and natural gas industry.

In addition, since formation, we have incurred losses from our operations. Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to obtain profitability and may fail to obtain the funding that we need when it is required. An investment in our securities is subject to all of the risks involved in a newly established business venture, including unanticipated problems, delays, expenses and other difficulties. The further development of our business plan will require substantial capital expenditures. Our future financial results will depend primarily on our ability to locate profitable assets and business opportunities, which in turn will be dependent on our ability to manage those activities profitably, on the market for our products and on general economic conditions. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

Item 3. Legal Proceedings.

There are no legal proceedings, filed, or to our knowledge, threatened against or involving the Company.

Item 4. Submission of Maters to a Vote of Security Holders.

There were no matters submitted to the security holders of the Company during the Company’s fourth quarter of its fiscal year ended September 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Prior to the Merger our stock was quoted on the OTC Bulletin Board under the symbol “EMNG.” Effective as of November 27, 2006, our stock is quoted on the OTC Bulletin Board under the symbol “CXPE.”

The following table sets forth the high and low bid prices for our Common Stock as reported by the “OTCBB,” reported on a fiscal quarter basis for the quarters ended June 30, 2005 through September 30, 2006:

Quarter ended:
	High ($)	Low ($)
June 30, 2005 (First quoted in June, 2005)	0.30	0.00
September 30, 2005	1.90	0.30
December 31, 2005	1.90	1.20
March 31, 2006	1.70	1.25
June 30, 2006	1.70	1.40
September 30, 2006	1.75	1.05

The above quotations reflect inter-dealer prices, (without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions) as provided on the OTC Bulletin Board's website www.otcbb.com. On November 27, 2006, prior to the Merger, the Company effected a 1 for 2.368 reverse stock split; the above quotations do not reflect such reverse stock split.

Holders of the Common Stock

As of September 30, 2006, the Company had twenty (21) registered shareholders.

Dividends

There are no restrictions in the Company’s Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay its debts as they become due in the usual course of business; or

2.
The Company’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 27, 2006, the Company completed its merger with CrossPoint, LLC. Pursuant to that merger, the Company acquired 100% of the outstanding membership interests in CrossPoint, LLC, and issued, as consideration to the security holders of CrossPoint, LLC, aggregate consideration of 16,451,667 shares of Company common stock, debt convertible into 5,051,667 shares of Company common stock, and warrants to acquire 2,525,833 shares of Company common stock.

The warrants issued are each exercisable into 0.25 shares of common stock in the Company, with an exercise price per share of $1.95, subject to adjustment for stock splits, stock dividends, subsequent equity sales at a lower price per share than the exercise price of the warrant, and other similar transactions. Each warrant expires on June 30, 2011. The warrants provide that in the event that at any time after the one year anniversary of the date of issuance of that warrant there is no effective registration statement on file covering the resale of the common stock underlying that warrant, the holder of the warrant may exercise that warrant by means of a “cashless exercise.” In addition, each warrant allows the Company to call for the cancellation of all, or any part, of the warrants if, after one year and 180 days after a registration statement covering the resale of the common stock underlying the warrants is effective, the volume weighted average price for 20 out of 30 consecutive trading days exceeds $3.00 (subject to adjustment for stock splits, stock dividends and similar transactions) and the daily dollar trading for that period exceeds $100,000 per trading day.

Each convertible note accrues interest at a rate of 8% per annum, and has a maturity date of June 30, 2009. The conversion price is $1.75, subject to adjustment for stock splits, stock dividends, subsequent equity sales at a lower price per share than the conversion price, and other similar transactions. The interest payable on each convertible note is payable (i) on the third business day after December 31, 2006 and (ii) thereafter on the third business day after the last day of each calendar quarter. During the period beginning on the consummation of the Merger and ending on the third business day after December 31, 2007, the Company may pay the interest on the convertible note in the form of shares of common stock. In addition, at any time prior to the maturity date of each convertible note and so long as the Company has on file an effective registration statement covering the resale of the shares of common stock underlying the convertible note, the Company may prepay the convertible notes, in whole and not in part, by payment of 110% of the principal amount then outstanding.

Each convertible note also requires its mandatory conversion into shares of common stock after the first trading day following (i) the date that the closing price for one share of common stock equals or exceeds $2.25 per share for 20 consecutive trading days during which an aggregate of not less than 1,000,000 shares were traded, and (ii) the resale of the shares of common stock underlying the convertible note is covered by an effective registration statement.

Each of the following items are considered events of default under the convertible notes, upon the occurrence of which a holder may either declare all of the outstanding principal and accrued and unpaid interest due and payable, or pursue any other remedies entitled to the holder at law or in equity:

•	The Company defaults in the payment of the principal or interest which that principal or interest becomes due and payable;
•
The Company fails to pay, to perform or to observe any obligation, agreement, covenant, term or condition contained in the convertible note, and such failure is not cured within 30 days after notice of the event;

•
The Company declares bankruptcy or voluntarily agrees to the filing of any bankruptcy, arrangement or reorganization petition, the Company admits in writing of its inability to pay debts generally as they become due, a receiver is appointed for all or a material part of the Company’s assets, or the filing of any involuntary petition to reorganize or liquidate the Company, which petition is not dismissed or stayed within 30 days;

•
The amount of senior debt outstanding by the Company exceeds the greater of (i) $12,000,000 or (ii) an amount equal to 3.5 times the annualized earnings before interest, taxes, depreciation, amortization and exploration expenses of the Company for the most recently completed calendar quarter; and

•
The Company issues any new class of security or debt that is senior to the convertible notes with respect to repayment without the written consent, other than certain senior debt and purchase money indebtedness secured only by the asset purchased.

It is the Company’s understanding that each CrossPoint LLC member that received Company common stock is an accredited investor as defined under Rule 501 promulgated under the Securities Act of 1933, as amended. The Company did not engage in any public advertising or general solicitation in connection with the issuance of these shares of Company common stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The Company’s Plan of Operation prior to the Merger with CrossPoint Energy, LLC:

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

THE PLAN OF OPERATION DESCRIBED BELOW WAS OUR PLAN OF OPERATION AS OF SEPTEMBER 30, 2006, PRIOR TO THE COMPLETION OF THE MERGER, DESCRIBED ELSEWHERE IN THIS FORM 10-KSB:

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until after the merger with CrossPoint LLC has been concluded. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash as of September 30, 2006 is investments by others. We must raise cash to stay in business. We raised $50,000 from our initial public offering in August 2004. Under this initial public offering we sold 2,500,000 shares of common stock at $0.02 per share to 44 shareholders.

We have used the above-mentioned funds to explore our resource property located at Squaw Creek, a tributary of Clear Creek, in the central Yukon Territories, Canada.

On July 07, 2006 the Company announced that it had entered into a merger agreement with CrossPoint, LLC. Subsequent to the Company’s September 30, 2006 fiscal year end the Company and CrossPoint LLC completed this merger.

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

Liquidity and Capital Resources

As of September 30, 2006, our total assets were $2,761 and our total liabilities were $17,526.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $81,037 from inception to September 30, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the Company and at September 30, 2006, we had a working capital deficit of $14,765. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Item 7. Financial Statements

Our financial statements as of and for the fiscal years ended September 30, 2006 and 2005 are attached hereto beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On September 14, 2006, Staley, Okada & Partners was acquired by PricewaterhouseCoopers and have resigned as the Company auditors.

Staley, Okada & Partners’ report on the financial statements for the last two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principals. In connection with its audit for the most recent fiscal year, or the subsequent interim periods through September 14, 2006, there were no disagreements with Staley, Okada & Partners on any matter of accounting principals or practices, financial statement disclosures, or auditing scope or procedure.

During the year ending September 30, 2005, through the date of resignation, and through the date of our acceptance of Staley, Okada & Partners resignation, there were no disagreements with Staley, Okada & Partners on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Staley, Okada & Partners, would have caused Staley, Okada & Partners to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

On September 21, 2006 we delivered a copy of this report to Staley, Okada & Partners. Staley, Okada & partners issued its response. The response stated that it agreed with the foregoing disclosure.

On September 20, 2006 the Company engaged Cacciamatta Accountancy Corporation, an independent registered firm of Certified Public Accountants, as our independent accountants with the approval of our board of directors.

The above information was submitted to the SEC in a Form 8-K filed on September 14, 2006, as amended by Amendment No. 1 to Form 8-K filed on September 26, 2006.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

We are committed to improving our financial organization. However, as of September 30, 2006 the Company did not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies heavily on outside advisors. In addition, as of September 30, 2006, the Company did not have any operating business, and was solely focused on completing the merger with CrossPoint LLC.

The Company’s inability to independently prepare its financial reports to the standards of Generally Accepted Accounting Principals (“GAAP”) and the rules and Regulations of the Securities and Exchange Commission rise to the level of a material weakness in internal control.

We currently believe we will need to take additional steps to remediate the above referenced material weaknesses, and we will continue to evaluate the effectiveness of our design on an ongoing basis, and will take further action as appropriate. We are implementing a better system of controls and review process by our management to avoid similar problems in the future. This is being accomplished by a periodic review of our day to day financial entries by management to avoid any improper entries or issues that need to be resolved in accordance with proper GAAP accounting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company’s executive officers and directors, and their respective ages as of January 8, 2006, are as follows:

Name of Officer / Director	Age	Office Held
John A. Bailey	36	Director

David C. Bradshaw	47	Director

Daniel F. Collins	48	Director, President, CEO

Jeffrey A. Krakos	45	Director, Executive Vice President

Margaret R. Coughlin	51	Secretary

J.W. Brown*	60	Director

Steven R. Shaw*	56	Director

Ross Welgehausen*	49	Director

*The Board of Directors of the Company appointed each of these individuals to the Board of Directors on December 13, 2006, effective as of January 1, 2007.

John A. Bailey: Mr. Bailey is a Director of the Company and is a Director of our subsidiary, CrossPoint Acquisition, LLC. Prior to the Merger Mr. Bailey was a member of the board of managers of CrossPoint LLC. Mr. Bailey has been employed as Vice President, Energy at Amaranth Group L.L.C. (a multi-strategy investment fund) since March 2005. Mr. Bailey was a consultant to Amaranth Group L.L.C. from October 2004 until March 2005.  From October 2000 until August 2004, Mr. Bailey was an equity research analyst and Vice President of Equity Research for Deutsche Bank Securities with a focus on North American exploration and production segment of the energy industry. From May 1997 until October 2000, Mr. Bailey was a part of the oil and gas equity research group at Donaldson, Lufkin & Jenrette, Inc.  Mr. Bailey is also a director of Encore Acquisition Company. Mr. Bailey received Bachelor of Arts degrees in Economics and Government from Cornell University.

David C. Bradshaw: Mr. Bradshaw is a Director of the Company and is a Director of our subsidiary, CrossPoint Acquisition, LLC. Mr. Bradshaw is a partner of The Cherokee Group, Inc., an energy industry consulting group and is an Advisory Director of UBS Investment Bank which follows a similar engagement with Deutsche Bank in the 2003 - 2005 time frame. From 2000 to 2002, he was a Managing Director and a senior equity analyst at Deutsche Bank, covering the Exploration & Production sector. From 1989 to 2001, he was ranked among the top analysts on the All-American Research Team by Institutional Investor magazine. Mr. Bradshaw was a Vice President and the Exploration and Production analyst at DLJ from 1996 to 2000. From 1988 to 1996, he was a Managing Director and senior energy analyst at PaineWebber. Mr. Bradshaw received a Bachelor of Science degree in Finance from Oklahoma State University and a Master of Science degree in Finance from Texas Tech University and is a Chartered Financial Analyst.

Daniel F. Collins: Mr. Collins is the President, Chief Executive Officer, and a Director of the Company. Mr. Collins is also the President, Chief Executive Officer, and a Director of our subsidiary, CrossPoint Acquisition, LLC. Prior to the Merger he held the same positions with CrossPoint LLC. Mr. Collins has over 26 years of experience in the oil and gas industry. He is currently responsible for and manages all aspects of CrossPoint’s business plan and strategies.  Mr. Collins performs project negotiations, execution and documentation as well as managing financial and equity matters and due diligence for CrossPoint.  Mr. Collins is also engaged in the business development of CrossPoint.

            From 1996 to 2004, Mr. Collins was a principal officer and performed the contractual negotiations, land and business development for Dallas Operating Corp.  During this tenure he negotiated the operational contract arrangement with Netherland Sewell & Associates, Inc. (NSAI), developed and executed numerous business plans for E&P clients.  From 1987 to 1994, Mr. Collins was employed by Bridge Oil (USA) Inc. and its predecessor, Petrus Oil Company LP.  At Petrus, he managed oil and gas exploration projects and producing oil and gas assets owned by an H. Ross Perot related entity.  During his tenure at Petrus and Bridge, Mr. Collins managed due diligence projects for over $300 million in oil and gas property transactions, including the divestment of Petrus’ oil and gas assets to Bridge Oil (USA) Inc.  At Bridge, he was responsible for numerous exploration projects and land administration for over 1,000 oil and gas interests in Texas, Louisiana, Alabama, and New Mexico.  From 1980 to 1987, Mr. Collins was employed as a landman by various independents, including Lyco Acquisitions, L.P. and Santa Fe Minerals.  Mr. Collins is a 1981 graduate of The University of Texas at Austin with a BBA in Petroleum Land Management.  He is a member of the American Association of Petroleum Landmen, the Dallas Association of Petroleum Landmen, Society of Petroleum Engineers, the Texas Alliance of Energy Producers and Dallas Petroleum Club.

Jeffrey A. Krakos: Mr. Krakos is the Executive Vice President and a Director of the Company, as well as the Executive Vice President and a Director of our subsidiary, CrossPoint Acquisition, LLC. Prior to the Merger he held the same positions with CrossPoint LLC since 2005. Mr. Krakos is a petroleum engineer with 25 years of experience in the oil and gas industry.  Mr. Krakos is responsible for all of CrossPoint’s engineering and operations.  Mr. Krakos was the founding partner of and is President of Dallas Operating Corp. During his tenure with Dallas Operating Corp. from 1993 to 2004, he was responsible for engineering project management and was highly instrumental in the success of the Netherland Sewell & Associates, Inc. operational contract arrangement with Dallas Operating Corp.  He provides engineering due diligence and feasibility studies for producing property acquisitions.

            Mr. Krakos has experience with all aspects of drilling, completion, production and reservoir engineering.  He has experience in a wide range of geographical areas, including onshore Texas, Oklahoma, New Mexico, Louisiana, Colorado, Kentucky, as well as Gulf Coast shallow water operations. Mr. Krakos began his career with Amoco Production Company in Brownfield, Texas as a summer engineer from 1980 to 1984 while earning a BS in Petroleum Engineering from Texas Tech University.  From 1984 to 1988, he progressed through increasing levels of management for Bass Enterprises Production Company; and from 1988 to 1993 Mr. Krakos served as Vice President of Engineering for Cass Energy Company before founding DOC.

            Mr. Krakos is a member of Society of Petroleum Engineers, American Association of Petroleum Geologists, American Association of Drilling Engineers, the Texas Independent Producers & Royalty Owners Association, the Texas Alliance of Energy Producers and Dallas Petroleum Club.

Margaret R. Coughlin: Ms. Coughlin is the Secretary of the Company, as well as the Secretary of our subsidiary, CrossPoint Acquisition, LLC. Prior to the Merger she was Controller for CrossPoint Energy, LLC, a position she held since August 2005. From February 2001 until July 2005 she was the Controller for Longhorn Partners Pipeline.

Ms. Coughlin brings over 28 years of accounting, treasury and IT experience to the Company. She possesses thirteen years of domestic and international oil & gas experience in areas ranging from exploration & production to pipelines. She has successfully managed the accounting, budgeting, tax and treasury functions of start-up companies and capital-intensive multi-million dollar projects. Her hands-on and managerial experience include Controller, Financial Analyst, Tax Accountant (corporate and partnership), Treasury Cash Manager, and Payroll & Benefits Administrator.

Ms. Coughlin has a Bachelors degree in Economics from Vanderbilt University and is a Certified Public Accountant. She is a member of the Texas Society of CPA’s and Council of Petroleum Accountants (COPAS).

J.W. Brown:  Since July 1990, Mr. Brown has been the General Partner of Premier Capital, Ltd., an investment banking firm primarily focused on transactions in the energy industry.  Prior to founding Premier, Mr. Brown was founder and principal of WesAl Capital, Ltd., an energy investment banking firm.  Previously, Mr. Brown had been active in the oil and gas business sector in private companies and partnerships, which he formed and managed.  Mr. Brown holds a Bachelor of Arts, a Juris Doctor and Master of Laws degree from Southern Methodist University.

Steven R. Shaw:  Mr. Shaw is currently engaged in personal investments and consulting.  Mr. Shaw was an Executive Vice President of operations for Cimarex Energy Company, a public exploration and production company from 2002 to 2005. From 1985 to 1995, he was Vice President of Production, and from 1995 to 2002, Vice President of Exploration and Production, at Helmerich & Payne, Inc., a successful oil as gas exploration and production company engaged in domestic and international drilling. Mr. Shaw worked as a drilling engineer, drilling manager and operations manager from 1979 to 1985 for Andover Oil & Gas, which was acquired by Santa Fe Minerals in 1982.  Prior to joining Andover Oil & Gas, Mr. Shaw worked for Amoco Production in the 1973 to 1979 time frame, as an operations engineer in Brownfield, Texas, a reservoir engineer in Houston, Texas and for Amoco International in Chicago, Illinois, as an operations, drilling engineer in Trinidad and Tobago.  Mr. Shaw is a 1973 graduate of The University of Missouri at Rolla with a BS in Petroleum Engineering.

Ross Welgehausen:  Mr. Welgehausen is a Co-Founder and Principal of Venn Capital Advisors, L.P. which provides consulting and financing advisory services to emerging businesses and their owners.  From late 2003 to 2005, he provided business advisory services to various companies and, from 2001 to mid-2003, was Vice President - Mergers & Acquisitions of Alon USA, Inc., a refining, marketing and transportation company.  From 1994 to 2000, Mr. Welgehausen was with Tesoro Petroleum Corporation, an oil and gas exploration, production and refining company, as Vice President - Finance.  Mr. Welgehausen is also currently a Director of TotalChart, Inc.  Mr. Welgehausen received a Bachelor of Business Administration degree in Finance from Texas A&M University.

Committees of the Board of Directors of the Company:

Due to its minimal activities to date, the Company currently does not have standing audit, nominating or compensation committees of its board of directors. The Company has no formal director nomination process. In the past nominations were implemented by the board without any input from any committees or advisors. The board of directors of the Company has not determined whether the Company has an audit committee financial expert.

As a result of the completion of the Merger, the board of directors of the Company anticipates reviewing whether it is advisable for the Company to have standing audit, nominating and compensation committees of the board of directors.

Family Relationships

We have no family relationships between any of our directors, or officers.

Code of Ethics

Prior to the Company’s September 30, 2006 fiscal year end, the Company had not adopted a Code of Ethics that applied to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Subsequent to the Company’s September 30, 2006 fiscal year end, and as a result of the completion of the Merger, the Company has adopted a Code of Ethics, which is attached hereto as Exhibit14.1. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

Item 10. Executive Compensation.

Summary Compensation Table

						Securities
Name and					Restricted	Underlying
Principal	Fiscal			Other Annual	Stock	Options/	LTIP	All other
Position	Year	Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Douglas	2005	$0	$0	$0	0	0	0	$ 0
Scheving,	2004	$0	$0	$0	0	0	0	$ 0
CEO

Lloyd
Dedemus	2005	$0	$0	$0	0	0	0	$ 0
Secretary	2004	$0	$0	$0	0	0	0	$ 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended September 30, 2005. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended September 30, 2005.

Mr. Scheving resigned as Chief Executive Officer and President of the Company on November 27, 2006. Daniel F. Collins was appointed Chief Executive Officer and President of the Company on November 27, 2006.

Mr. Dedemus resigned as Secretary of the Company on July 7, 2006. Margaret R. Coughlin was appointed Secretary of the Company on November 27, 2006.

Employment Agreement - Daniel F. Collins

Upon completion of the Merger, the Company entered into an Employment Agreement dated November 27, 2006 with Daniel F. Collins. Pursuant to this agreement, Mr. Collins agrees to be employed as the Company’s President and Chief Executive Officer. The term of the agreement is for five years, provided, however, that beginning with the fourth anniversary of the agreement, and continuing with each anniversary date of the date of the agreement that occurs while the agreement is in effect, Mr. Collins’ period of employment shall be automatically extended for additional, successive one-year periods, unless either party provides written notice at least ninety days prior to any such anniversary date that no automatic extension will occur.

The agreement provides that Mr. Collins will earn an annual base salary of $195,242 per year, as may be increased by the board of directors of the Company from time to time. In addition, the Company may also pay Mr. Collins discretionary annual bonus compensation in any amount determined by the board of directors to be proper and appropriate. Mr. Collins also has the right to participate in the Company’s employee benefit plans and programs applicable to officer employees on the same basis as other officer employees of the Company.

The agreement may be terminated by the Company for cause, which includes: (i) the willful and continued failure to substantially perform his duties, (ii) the willful engagement in misconduct which is materially injurious to the Company; or (iii) the conviction of any felony or crime of moral turpitude. In addition, Mr. Collins may terminate his employment voluntarily or for good reason, which includes: (i) the assignment of duties inconsistent with the nature or status of the authority granted under the agreement, (ii) the relocation of the Company’s principal executive offices to a location more than fifty miles from Collin County, Texas, or (iii) his removal as a member of the Company’s board of directors.

Employment Agreement - Jeffrey A. Krakos

Upon completion of the Merger, the Company entered into an Employment Agreement dated November 27, 2006 with Jeffrey A. Krakos. Pursuant to this agreement, Mr. Krakos agrees to be employed as the Company’s Executive Vice President. The term of the agreement is for five years, provided, however, that beginning with the fourth anniversary of the agreement, and continuing with each anniversary date of the date of the agreement that occurs while the agreement is in effect, Mr. Krakos’ period of employment shall be automatically extended for additional, successive one-year periods, unless either party provides written notice at least ninety days prior to any such anniversary date that no automatic extension will occur.

The agreement provides that Mr. Krakos will earn an annual base salary of $189,132 per year, as may be increased by the board of directors of the Company from time to time. In addition, the Company may also pay Mr. Krakos discretionary annual bonus compensation in any amount determined by the board of directors to be proper and appropriate. Mr. Krakos also has the right to participate in the Company’s employee benefit plans and programs applicable to officer employees on the same basis as other officer employees of the Company.

The agreement may be terminated by the Company for cause, which includes: (i) the commission of a felony, crime involving moral turpitude or any other act or omission involving dishonesty or fraud, (ii) the willful misconduct that brings or is reasonably likely to bring the Company into public disgrace or disrepute which is materially injurious to the Company, (iii) gross misconduct, fraud, embezzlement, misappropriation of the Company’s assets, or (iv) the willful and continued failure to perform the duties reasonably directed by the Company. In addition, Mr. Krakos may terminate his employment voluntarily or for good reason, which includes: (i) the assignment of duties inconsistent with the nature or status of the authority granted under the agreement, (ii) the relocation of the Company’s principal executive offices to a location more than fifty miles from Collin County, Texas, or (iii) his removal as a member of the Company’s board of directors.

Stock Option Grants

From incorporation through September 30, 2006, the Company has not granted any stock options to the executive officers.

Director Compensation

The Company did not compensate its directors for their service for the Company’s last completed fiscal year.

Beginning January 1, 2007, the Company will pay each outside director $1,000 per meeting attending in person or via telephone conference, payable quarterly.  In addition, each outside director will receive $40,000 annually, payable in stock options that have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  These stock options will have a term of ten years, with 50% of the stock options immediately vested and the remaining 50% vesting at the end of the calendar year, subject to that outside director attending at least 75% of all meetings of the Board of Directors during that calendar year.  Each outside director will receive an additional $10,000 in stock options for each of the following positions that such outside director serves:  the Chairman of the Board of Directors; a member of any committee of the Board of Directors; and the Audit Committee Financial Expert.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of December 31, 2006 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (Exchange Act)) who is known to the Company to be the beneficial owner of more than five % of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. As of December 31, 2006, there were 17,806,616 shares of common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name	Shares of Common Stock	Percentage Owned

John A. Bailey 2801 Network Blvd., Suite 810 Frisco, Texas 75034	1,214,659	6.8%

David C. Bradshaw 2801 Network Blvd., Suite 810 Frisco, Texas 75034	1,640,880	9.2%

Daniel F. Collins 2801 Network Blvd., Suite 810 Frisco, Texas 75034	1,320,281	7.4%

Jeffrey A. Krakos 2801 Network Blvd., Suite 810 Frisco, Texas 75034	1,320,281	7.4%

Margaret R. Coughlin 2801 Network Blvd., Suite 810 Frisco, Texas 75034	0	0%

Officers and Directors as a group	5,496,101	30.8%

Perugia Energy L.P. 11622 Monica Street Houston, Texas 77024	1,903,176	10.7%

D.B.Zwirn Opportunity Fund, L.P. 745 5th Ave., 18th Floor New York, New York 10151	1,056,797	5.9%

Drawbridge Special Opportunity Fund LP 1251 Avenue of the Americas 16th Floor New York, New York 10020	1,056,797	5.9%

Bonanza Master Fund LTD 300 Crescent Court, Suite 250 Dallas, Texas 75201	1,416,667	7.9%

WS Opportunity Fund, L.P. 300 Crescent Court, Suite 1111 Dallas, Texas 75201	1,372,553	7.7%

Equity Compensation Plans

The Company did not have a compensation plan as of its most recent fiscal year end (September 30, 2006).

Item 12. Certain Relationships and Related Transactions

On June 29, 2006 our board of directors authorized the transfer of the mineral claims set forth in the mineral claim purchase agreement dated September 30, 2004 with Xenex Development Corporation to our then sole director and President, Doug Scheving, in consideration of the cancellation of $27,000 in indebtedness to Lloyd Dedemus, our former director and the assumption of all liabilities by Mr. Scheving related to the mineral claims.

Prior to the Merger, CrossPoint LLC held a 87.5% interest in the Humber Prospect, Shackelford County, Texas, project. In order to reduce its economic risk in 2005 it sold working interests to twelve industry participants with a 12.5% promote, thereby retaining an approximate 50% ownership interest. Daniel F. Collins (a 2% interest) and Jeffrey A. Krakos (a 2% interest), along with a former member of the board of managers of CrossPoint LLC (a 5.5% interest) acquired working interests from CrossPoint LLC on the identical basis as all other non-operating participants. All participants, including Mr. Collins and Mr. Krakos, paid for the drilling of one well (Humber #1), which was drilled and was uneconomic.

In 2005 CrossPoint LLC acquired a 55% operating interest in the Zach Abney Unit. Mr. Collins has held a 4% working interest in the same Zach Abney Unit for 23 years. CrossPoint LLC acquired its 55% interest from industry owners other than Mr. Collins, and did not pay or otherwise compensate Mr. Collins for this transaction. CrossPoint LLC remains the operator on this Zach Abney Unit.

In 2004, prior to becoming a subsidiary of CrossPoint LLC, DOC assigned overriding royalty interests to Mr. Collins and to an entity controlled by Mr. Krakos of 1.1% and 1.1% respectively, in the Elkhart Dome Project, Anderson County, Texas. Dallas Operating Corp’s interest in the Elkhart Dome Project was contributed to CrossPoint LLC as part of the formation of CrossPoint LLC, and the overriding royalty interests remained in place for existing leases.

Mr. Collins and Mr. Krakos (together with their respective spouses) personally guaranteed Dallas Operating Corp.’s P5 operator guaranty for all CrossPoint LLC wells with the Texas Railroad Commission. In February 2006 Mr. Collins and Mr. Krakos (along with their respective spouses) entered into an indemnification agreement with CrossPoint LLC whereby CrossPoint LLC (and post-Merger CrossPoint Acquisition, LLC) will indemnify Mr. Collins, Mr. Krakos and their respective spouses if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties. The Company is currently in the process of obtaining the release of such guaranties in exchange for a guaranty by the Company.

Item 13. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB, which is incorporated herein by reference.

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

2005	:	$3,855
2006	:	$15,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

2005	:	$5,279
2006	:	$7,500

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2005	:	$600	Nature of Services: tax compliance - filing of U.S. tax return for fiscal 2004
2006	:	$600	Nature of Services: None (see note below)

Preparation of the Company’s corporate tax return for the fiscal year ended September 30, 2006 is currently underway.

All other fees:

2005	:	None
2006	:	None

Audit Committee Pre-approval

The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15 day of January, 2007.

CROSSPOINT ENERGY COMPANY

/s/ Daniel F. Collins
Daniel F. Collins
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel F. Collins Daniel F. Collins	President, Chief Executive Officer, Director	January 15, 2007
/s/ Margaret R. Coughlin Margaret R. Coughlin	Secretary (Principal Financial Officer)	January 16, 2007
/s/ Jeffrey A. Krakos Jeffrey A. Krakos	Executive Vice President, Director	January 15, 2007
/s/ John A. Bailey John A. Bailey	Director	January 16, 2007
David C. Bradshaw	Director	January ___, 2007
/s/ J.W. Brown J.W. Brown	Director	January 16, 2007
/s/ Steven R. Shaw Steven R. Shaw	Director	January 16, 2007
/s/ Ross Welgehausen Ross Welgehausen	Director	January 16, 2007

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
10.1	2006 Equity Incentive Plan (1)
10.2	Employment Agreement, dated November 27, 2006 by and between the Company and Daniel F. Collins.(1)
10.3	Employment Agreement, dated November 27, 2006, by and between the Company and Jeffery A. Krakos. (1)
10.4	Credit Agreement, dated September 2, 2005, by and among CrossPoint Energy Holdings, LLC, D.B. Zwirn Special Opportunities Fund, L.P., and the lenders party thereto. (1)
10.5	Indemnification Agreement dated February 14, 2006 by and among CrossPoint Energy, LLC, Daniel F. Collins, Jeffery A. Krakos, Rosa L. Collins and DeAnn C. Krakos. (1)
10.6	Form of Convertible Debt (1)
10.7	Form of Warrant(1)
14.1	Code of Ethics
21.1	Subsidiaries of Issuer
23.1	Consent of Cacciamatta Accountancy Corporation
23.2	Consent of Staley, Okada & Partners
23.3	Consent of Haas Petroleum Engineering Services, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(c) Certification
32.1	Section 1350 Certification

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 1, 2006.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CrossPoint Energy Company (formerly Electrum Mining Limited)

We have audited the accompanying consolidated balance sheets of CrossPoint Energy Company (formerly Electrum Mining Limited) (the "Company") as of September 30, 2006, and the related statements of operations, shareholders' deficiency and cash flows for the year ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of September 30, 2005 and for the period August 4, 2004 (date of inception) through September 30, 2005 were audited by other auditors whose report, dated November 29, 2005, expressed an unqualified opinion with an explanatory paragraph regarding the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of such other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
November 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Electrum Mining Limited:

We have audited the accompanying balance sheet of Electrum Mining Limited (the “Company”) as at September 30, 2005 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the period ended September 30, 2005 and the period from August 4, 2004 (inception) through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2005, and the results of its operations and its cash flows for each of the period ended September 30, 2005 and the period from August 4, 2004 (inception) through September 30, 2005, in conformity with United States generally accepted accounting principles.

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

Vancouver, B.C. Canada	/S/ STALEY, OKADA & PARTNERS
November 29, 2005	CHARTERED ACCOUNTANTS

CrossPoint Energy Company (formerly Electrum Mining Limited) (An Exploration Stage Company)
Balance Sheet
As of September 30,

ASSETS	2006
Current
Cash and cash equivalents	$2,761
Total Assets	$2,761

LIABILITIES
Current
Accounts payable	$2,526
Accrued liabilities	15,000
17,526

Commitments and Contingencies	-

STOCKHOLDERS’ DEFICIENCY

Preferred stock, par value $0.00001, 25 million shares authorized, no shares issued and outstanding	-
Common stock, par value $0.00001, 75 million shares authorized, 3,250,000 shares issued and outstanding	33

Capital in excess of par value	64,967
Other comprehensive income	1,272
Deficit accumulated during the exploration stage	(81,037)
Total Stockholders’ Deficiency	(14,765)
Total Liabilities and Stockholders’ Deficiency	$2,761

- The Accompanying Notes are an Integral Part of These Financial Statements -

CrossPoint Energy Company (formerly Electrum Mining Limited) (An Exploration Stage Company)
Statements of Operations

	For the Year Ended September 30, 2006	For the Year Ended September 30, 2005	Cumulative from Inception (August 4, 2004) to September 30, 2006
Expenses
Mineral property costs (recovery)	$(25,353)	$24,253	$2,838
Professional fees	33,457	39,095	75,052
Interest and bank charges	(20)	272	276
Office and supplies	-	426	426
Transfer agent fees	350	2,095	2,445
Net Loss for the Period	$(8,434)	$(66,141)	$(81,037)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.04)

Weighted Average Basic and Diluted Common Shares Outstanding	3,250,000	1,778,346

- The Accompanying Notes are an Integral Part of These Financial Statements -

CrossPoint Energy Company (formerly Electrum Mining Limited) (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Exploration Stage	Comprehensive Income	Total
Inception - August 4, 2004	-	$-	$-	$-	$-	$-
Common shares issued for cash at $0.02 per share	500,000	5	9,995	-	-	10,000
Net loss for the period	-	-	-	(6,462)	-	(6,462)
Balance - September 30, 2004	500,000	$5	$9,995	$(6,462)	$-	$3,538
Common shares issued for cash at $0.02 per share	2,750,000	28	54,972	-	-	55,000
Net loss for the year	-	-	-	(66,141)	-	(66,141)
Foreign currency translation adjustment	-	-	-	-	1,466	1,466
Balance - September 30, 2005	3,250,000	$33	$64,967	$(72,603)	$1,466	$(6,137)
Net loss for the year	-	-	-	(8,434)	-	(8,434)
Foreign currency translation adjustment	-	-	-	-	(194)	(194)
Balance - September 30, 2006	3,250,000	$33	$64,967	$(81,037)	$1,272	$(14,765)

- The Accompanying Notes are an Integral Part of These Financial Statements -

CrossPoint Energy Company (formerly Electrum Mining Limited) (An Exploration Stage Company)
Statement of Cash Flows

	For the Year Ended September 30, 2006	For the Year Ended September 30, 2005	Cumulative from Inception (August 4, 2004) to September 30, 2006
Operating Activities
Net Loss for the period	$(8,434)	$(66,141)	$(81,037)
Mineral property cost recovery	(27,000)	-	(27,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,708	(1,708)	-
Funds held in trust	-	15,000	-
Accounts payable	(47)	2,573	2,526
Accrued liabilities	10,000	2,500	15,000
Net cash used in operating activities	(23,773)	(47,776)	(90,511)

Financing Activities
Advance from related party	-	-	27,000
Issuance of capital stock	-	55,000	65,000
Net cash provided by financing activities	-	55,000	92,000

Foreign Currency Translation Adjustment	(194)	1,466	1,272
Net Increase (Decrease) in Cash and Cash Equivalents	(23,967)	8,690	2,761
Cash and cash equivalents position - Beginning of period	26,728	18,038	-
Cash and Cash Equivalents Position - End of Period	$2,761	$26,728	$2,761

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Financing Activities
Forgiveness of debt for mineral property rights	$27,000	$-	$27,000

- The Accompanying Notes are an Integral Part of These Financial Statements -

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

1.	Organization and Going Concern

The Company was incorporated in Nevada on August 4, 2004 and is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of mineral properties. During the prior fiscal period, the Company acquired a 100% interest in 20 mineral mining claims in the Dawson Mining Division of the Yukon Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. This property has been divested as of June 30, 2006. To date, the Company’s activities have been limited to its formation and the raising of equity capital and exploration activities.

Going Concern and Liquidity Considerations

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. From inception (August 4, 2004) to the year ended September 30, 2006, the Company had an accumulated deficit of $81,037 and a working capital deficiency of $14,765. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations. There can be no assurance the Company will be successful in its efforts to secure additional financing.

In response to these issues, management intends to raise additional funds through public or private placement offerings and participation in a merger agreement.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

a)	Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage companies.

b)	Use of Estimates

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

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

c)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

d)	Mineral Property Costs

The Company has been in the exploration stage since its formation on August 4, 2004 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

e)	Asset Retirement Obligations

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

f)	Fair Value of Financial Instruments and Derivative Financial Instruments

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

g)	Segment Reporting

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

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

h)	Income Taxes

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

i)	Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

j)	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

k)	Foreign Currency Translations

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

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

l)	Concentrations of Credit Risk

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

m)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. For the years ended September 30, 2006 and 2005, the Company did not have any stock-based compensation.

n)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended September 30, 2006 and 2005, the only item included in comprehensive income is the foreign currency translation adjustment.

3.	Mineral Property Costs

By agreement dated September 30, 2004 with Xennex Development Corporation (“Xennex”), the Company acquired an option to earn a 100% interest in certain properties consisting of 20 unpatented mineral claims, known as the Blue and Bell property (“the Property”) located in the Dawson Mining Division of the Yukon Territories, Canada.

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

Upon execution of the agreement, Xennex transferred 100% interest in the mineral claims to a director and officer of the Company in trust for the Company for CDN$50,000.

On June 29, 2006, the Board of Directors agreed to divest the Company of the mineral claims. All rights under the Mineral Claim Purchase Agreement were transferred and assigned to and assumed by the Company’s President. Electrum will not be required to make any further payments to Xennex. Further, the President has agreed to assume any and all responsibilities, obligations, commitments and liabilities pertaining to the Mineral Property Agreement. In consideration of this, a $27,000 loan payable to a director of the Company was satisfied. This amount was applied as a reduction to the mineral property costs. Therefore, our statements reflect a one time gain on recovery of mineral property costs in 2006.

4.	Capital Stock

a)	Authorized Stock

The Company has authorized 75,000,000 common shares and 25,000,000 shares of preferred stock with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

b)	Stock Issuance

Since inception, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000 being $33 for par value shares and $64,967 for capital in excess of par value.

5.	Due to Related Party

As of September 30, 2006, the Company was no longer obligated to a director and a stockholder, for a non-interest bearing demand loan of $27,000 as of September 30, 2005. During 2006, the director agreed to cancel the $27,000 owing to him by the Company, in consideration of the cancellation of mining claims that were reverted back to the President.

6.	Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At September 30, 2006 the Company has an estimated net operating loss carryforward for federal tax purposes of $81,000, which, if unused to offset future taxable income, will begin to expire in 2024 and continue through 2027. The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. The Company had deferred tax assets of approximately $32,000 as of September 30, 2006, relating to its net operating loss. A 100% valuation allowance, which increased by $6,000 in 2006, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

7.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153).” This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

8.	Subsequent Events

On July 7, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger”)with CrossPoint Energy, LLC (“CrossPoint”), a Texas limited liability company involved in the exploration and development of oil and gas properties. The Company created a wholly-owned subsidiary, CrossPoint Acquisition, LLC, a Nevada limited liability company, to effectuate the Merger. On November 27, 2006, the Merger was completed and CrossPoint was merged with and into CrossPoint Acquisition. Pursuant to the Merger, the Company acquired 100% of the outstanding membership interests in CrossPoint and issued to the security holders of CrossPoint aggregate consideration of 16,451,667 new shares of the Company’s common stock and CrossPoint’s convertible debt of $8,840,417 and warrants to acquire 2,525,833 shares of the Company's common stock. The debt is convertible into 5,051,667 shares of the Company’s common stock. In addition, the Company adopted the following agreements effective with the consummation of the Merger:

•	Changed its name to CrossPoint Energy Company.

•	Approved the appointment of four new members to its board of directors.

•	Adopted the 2006 Equity Incentive Plan (the “Plan”) and has reserved 3,564,844 of its common shares for the granting of awards to employees, directors, officers, or key consultants to the Company.

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

•	Amended and restated the articles of incorporation providing for the total number of authorized securities to consist of 75,000,000 shares of common stock and 25,000,000 shares of preferred stock.

•	Effected a reverse stock split prior to the Merger, whereby every 2.368 shares of common stock would receive one share of common stock of the Company.

•
Each convertible note accrues interest at a rate of 8% per annum, and has a maturity date of June 30, 2009. The conversion price is $1.75, subject to adjustment for stock splits, stock dividends, subsequent equity sales at a lower price per share than the conversion price, and other similar transactions. The interest payable on each convertible note is payable (i) on the third business day after December 31, 2006 and (ii) thereafter on the third business day after the last day of each calendar quarter. During the period beginning on the consummation of the Merger and ending on the third business day after December 31, 2007, the Company may pay the interest on the convertible note in the form of shares of common stock. In addition, at any time prior to the maturity date of each convertible note and so long as the Company has on file an effective registration statement covering the resale of the shares of common stock underlying the convertible note, the Company may prepay the convertible notes, in whole and not in part, by payment of 110% of the principal amount then outstanding.

Each convertible note also requires its mandatory conversion into shares of common stock after the first trading day following (i) the date that the closing price for one share of common stock equals or exceeds $2.25 per share for 20 consecutive trading days during which an aggregate of not less than 1,000,000 shares were traded, and (ii) the resale of the shares of common stock underlying the convertible note is covered by an effective registration statement.

•
The warrants are each exercisable into 0.25 shares of common stock in the Company, with an exercise price per share of $1.95, subject to adjustment for stock splits, stock dividends, subsequent equity sales at a lower price per share than the exercise price of the warrant, and other similar transactions. The warrants expire on June 30, 2011.

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

The Company’s Board of Directors determined that a merger with CrossPoint was in the best interests of the Company and its stockholders. In reaching its determination to recommend approval of the Merger, the Board of Directors considered a number of factors, including the following:

The Company had no revenues, and upon analysis of the potential opportunity, the Board of Directors decided to merge with CrossPoint because the Board of Directors was of the view that the stockholders would have a better opportunity in the energy business than in the mining business, especially since the Company had very limited financial resources to exploit its claims whereas CrossPoint had just completed an approximately $15,000,000 in equity and debt financing;

There has been strong oil and gas demand in recent years by developing countries, particularly China and India, which has resulted in robust energy prices. As a result, the oil and gas sector has been attracting growing investor interest, with a number of energy companies recently completing or planning public financings in the United States of America and other financial markets;

CrossPoint has an experienced, highly regarded management team, which the Board of Directors believed to be well suited to pursue a strategy of seeking and developing oil and gas projects; and the fact that CrossPoint owns and operates a portfolio of development and exploration projects and seeks to implement a strategy to deploy capital among lower-risk development projects and higher- risk, high-return exploration projects.

The Merger was accounted for as a reverse acquisition, with CrossPoint Energy Company the surviving entity. CrossPoint, which previously had reported on a calendar year, has adopted a fiscal year end of September 30. The Company has not recorded any goodwill as a result of the Merger. The following represents the unaudited condensed balance sheet of CrossPoint as of September 30, 2006:

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

ASSETS

CURRENT ASSETS	$7,757,005
PROPERTY & EQUIPMENT	7,880,161
OTHER ASSETS	30,860

Total assets	$15,668,026

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES	$7,002,091
LONG-TERM LIABILITIES	8,072,471

Total liabilities	15,074,562

Shares subject to redemption, net of offering costs	4,022,354

MEMBERS' DEFICIT	(3,428,890)
Total liabilities and members’ deficit	$15,668,026

CrossPoint Energy Company
(formerly Electrum Mining Limited)
(An Exploration Stage Company)
Notes to Financial Statements

September 30, 2006

The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations for the nine months ended September 30, 2006 as if the Merger had occurred on January 1, 2006, and includes the historical audited statement of operations of Electrum Mining for the year ended September 30, 2006, combined with CrossPoint’s unaudited statement of operations for the nine months ended September 30, 2006. The unaudited supplemental pro forma information gives effect to the elimination of all historical revenues and expenses of Electrum, and the addition of $150,000 of estimated expenses for legal, accounting, and SEC filings. Such pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2006, or future operating results.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had occurred as of the date or during the period presented nor is it necessarily indicative of future operating results or financial positions.

Pro Forma (Unaudited)

Revenues	$2,281,680

Net loss applicable to common shares	$(8,075,633)

Loss per common share, basic and diluted	$(0.45)

Weighted average number of shares outstanding	17,824,220