Form 10QSB
period 2006-12-31
CrossPoint Energy CO
filed 2007-02-14
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-51699

CROSSPOINT ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	98-0434381
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2801 Network Blvd., Suite 810, Frisco, Texas 75034
(Address of principal executive offices)

(972) 818-1100
Registrant’s telephone number, including area code

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

Yes ☐ No ☒

Number of shares outstanding of the registrant’s class of common stock as of February 9, 2007 was 17,919,518

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

CrossPoint Energy Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,268,576	6,073,298
Restricted cash	772,398	385,521
Accounts receivable	640,321	634,010
Oil and gas revenue receivable	268,247	273,764
Prepaid expenses	491,616	129,791
Deferred financing costs	193,654	260,621
Total current assets	$5,634,812	7,757,005
PROPERTY & EQUIPMENT
Oil & gas property and equipment, successful efforts method	14,589,736	12,722,224
Less accumulated impairment, depletion, depreciation & amortization	(5,544,104)	(4,952,894)
Net oil & gas properties	9,045,632	7,769,330
Other property and equipment, net	117,529	110,831

OTHER ASSETS	63,085	30,860
Total assets	$14,861,058	15,668,026
LIABILITIES AND STOCKHOLDERS' / MEMBERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	2,318,863	1,751,148
Notes payable, net of discount	4,667,252	4,101,439
Oil and gas revenues payable	291,680	326,859
Oil and gas joint interest prepayments	281,826	556,598
Interest payable	422,844	234,603
Other current liabilities	19,518	31,444
Total current liabilities	$8,001,983	7,002,091
Convertible debt, net of discount	7,929,381	7,838,277
Asset retirement obligation	172,492	150,136
Other long-term liabilities	56,927	84,058
Total liabilities	$16,160,783	15,074,562
COMMITMENTS AND CONTINGENCIES (Note 6)
Shares subject to redemption, net of offering cost	$-	$4,022,354
MEMBER'S DEFICIT
Member's Equity	$-	$6,290,872
STOCKHOLDERS' DEFICIT:
Capital stock	$1,780
Capital in excess of par value	10,083,673
Accumulated deficit	(11,385,178)	(9,719,762)
Total Stockholders' / Members' deficit	(1,299,725)	(3,428,890)
Total liabilities and Stockholders’ / Members' deficit	$14,861,058	15,668,026

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended December 31,
	2006	2005
OPERATING REVENUES:
Crude oil & natural gas sales	$514,972	$127,725
Contract services revenue	278,670	105,195
Total operating revenues	793,642	232,920
OPERATING EXPENSES:
Lease operating expenses	112,502	92,254
Production and ad valorem taxes	34,527	7,674
Dry hole & abandonment expenses	515,450	-
Depreciation, depletion and amortization	605,791	31,163
Accretion of asset retirement obligations	6,429	-
Contract services expense	163,053	61,442
General and administrative expenses, including stock compensation expense reversal of $227,779 and $0 in 2006 & 2005, respectively	629,479	601,359
Total operating expenses	2,067,231	793,892
OPERATING LOSS	$(1,273,589)	$(560,972)
OTHER INCOME & EXPENSE:
Interest income	54,570	-
Interest expense	(326,725)	(16,460)
Merger expense	(119,672)	-
Total other expenses	(391,827)	(16,460)
NET LOSS	$(1,665,416)	$(577,432)
Basic and Diluted Net Loss per share	$(0.10)	$(0.06)
Weighted Average Number of Shares Outstanding	16,944,372	9,971,613

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Shareholders' Deficit
(Unaudited)

	Common shares	Member's Equity	Capital Stock	Capital in Excess of Par	Accumulated Deficit	Total
Balance, September 30, 2006	11,400,000	$6,290,872	$-	$-	$(9,719,762)	$(3,428,890)
Merger Adjustments:
Reclass membership unts to common share ownership		$(6,290,872)	1,140	6,289,732		-
Common stock acquired in merger	1,372,553		137	(137)	-	-
Other:
Reclass shares subject to redemption to common	5,051,667		505	4,021,849	-	4,022,354
Stock compensation expense	(17,604)		(2)	9,994	-	9,992
Forfieited options/warrants				(237,765)	-	(237,766)
Net loss			-		(1,665,416)	(1,665,416)
Balance, December 31, 2006	17,806,616	$-	$1,780	$10,083,673	$(11,385,178)	$(1,299,725)

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,665,416)	$(577,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortiztion	605,791	31,163
Accretion of asset retirement obligations	6,429	-
Equity issued in lieu of services		30,000
Debt received in lieu of services	-	-
Amortization of deferred financing costs	170,223	14,551
Stock compensation	(227,779)	-
Deferred rent amortization	(37,152)	40,055
Other non-cash items	-	(2,990)
Changes in assets and liabilities:
Restricted cash	(386,877)	(19,925)
Accounts receivable	(61,458)	(350,717)
Prepaid expenses	(301,162)	256,559
Other assets	(32,224)	-
Accounts payable	532,540	276,003
Oil and gas joint interest prepayments	(274,772)	-
Interest payable	188,241	14,211
Net cash used in operating activities	$(1,483,616)	$(288,522)
CASH FLOWS FROM INVESTING ACTIVITIES -
Expenditures for oil & gas property and equipment	$(1,809,754)	$(7,318,468)
Purchases of other fixed assets	(21,277)	(40,189)
Net cash used in investing activities	$(1,831,031)	$(7,358,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity before the private placement	$-	$265,000
Proceeds from notes payable	583,333	6,744,330
Repayment of notes payable	(73,408)	27,405
Net cash provided by financing activities	$509,925	$7,036,735
NET INCREASE IN CASH AND CASH EQUIVALENTS	$(2,804,722)	$(610,444)
CASH AND CASH EQUIVALENTS, beginning of period	$6,073,298	$845,792
CASH AND CASH EQUIVALENTS, end of period	$3,268,576	$235,348
SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
Cash paid for interest	$158,625	$19,994

See accompanying notes to these financial statements.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

1. Basis of Presentation and use of estimates

The interim consolidated financial statements of CrossPoint Energy Company are unaudited and, in the opinion of management, contain adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported years due, in part, to the volatility in prices for crude oil and natural gas, the success of drilling and completions of wells, product demand, market competition or interruption in production.. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form SB-2 dated January 26, 2007.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosure of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which may affect the amount at which oil and gas properties are recorded, most significant is the estimate of oil and gas reserves and their value. These estimates may be revised in the future, and such revisions could be material.

Organization and business

CrossPoint Energy Company was incorporated in the State of Nevada on August 4, 2004 as "Electrum Mining Limited."  On November 27, 2006 we completed a merger between one of our subsidiaries, CrossPoint Acquisition, LLC, and CrossPoint Energy, LLC ("CrossPoint LLC") (the "Merger").  As a result of the Merger we changed our business to that of CrossPoint LLC's prior to the merger.

From inception until the merger with CrossPoint LLC, Electrum's business was as a start-up, exploration stage corporation, engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  CrossPoint LLC was formed as a limited liability company under the laws of the State of Texas in November, 2004 and commenced operations in the first calendar quarter of 2005.  Prior to the Merger, CrossPoint LLC had two subsidiaries, CrossPoint Energy Holdings, LLC which was formed in August 2005 to hold CrossPoint LLC's oil and gas properties and Dallas Operating Corp. which was incorporated in 1993 and is an established service company, engaged in oil and gas operations for the Company and third parties, strategically to add to the Company's cashflow and/or reserve base.  As a result of the Merger we acquired both of these subsidiaries.

Subsequent to the Merger, we changed our name to "CrossPoint Energy Company" to reflect the change in our business to a petroleum and natural gas exploration, development and production company.

On June 30, 2006, CrossPoint Energy, LLC (“CrossPoint LLC”) completed a private placement with gross proceeds of $15 million, for issuance of equity, convertible debt and warrant units. The placement included performance obligations including CrossPoint LLC becoming a publicly-traded company. On July 7, 2006, CrossPoint LLC entered into an Agreement and Plan of Merger with Electrum Mining Limited, a Nevada corporation involved in the mining business.

Effective November 27, 2006, CrossPoint LLC merged with a subsidiary of Electrum Mining Limited (“Electrum”), a publicly-traded company, and CrossPoint LLC was dissolved. Pursuant to the merger, Electrum changed its name to CrossPoint Energy Company and acquired 100% of the outstanding membership interests in CrossPoint LLC. CrossPoint Energy Company issued, as consideration to the security holders of the CrossPoint LLC, aggregate consideration of 16,451,667 shares of common stock, debt convertible into 5,051,667 shares of common stock, and warrants to acquire 2,525,833 shares of common stock. In accordance with the merger agreement, an additional 1,372,553 shares (6 percent of the issued and convertible shares) were issued to Electrum’s majority shareholder.

The merger was accounted for as a reverse merger, with CrossPoint Energy Company as the surviving public reporting entity. CrossPoint LLC, which previously had reported on a calendar year, adopted Electrum’s fiscal year end of September 30th.

All references to the Company refer to CrossPoint Energy Company or its predecessor CrossPoint Energy, LLC.

Operations

While the Company is not a development stage enterprise, the Company has a limited operating history upon which an evaluation of its business prospects can be based. The risks, expense, and difficulties encountered by early stage companies must be considered when evaluating the Company’s business prospects.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

The Company recorded a net loss of $1,665,416 for the quarter ended December 31, 2006 and had an accumulated deficit at December 31, 2006 of $11,385,178. From the beginning of the Company’s operations in early 2005, the Company has expended considerable capital required in the initial stages of an oil and gas company with the acquisition of leases, prospects, seismic data and underdeveloped producing properties.

The Company’s development plan of these areas is strategically detailed for building reserves and obtaining cash flow from production. The front-end costs for acquiring and drilling the early phases of each of these projects, risks for execution, price volatility, and cost of capital and market conditions are all considered collectively.

The Company expects to make significant capital expenditures in the foreseeable future drilling existing proved and undeveloped reserves and the acquisition of other producing oil & gas properties. Management believes they will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures through the end of 2007 and to follow through with plans for continued investments in oil and gas properties.

The Company’s success, in part, depends on its ability to generate additional financing and on its ability to effectively manage growth and develop proven reserves. It is anticipated that these exploration activities together with others that may be entered into may impose financial requirements which may exceed the existing working capital of the Company. Management may raise additional equity and/or debt capital. However, if additional financing is not available, the Company may be compelled to reduce the scope of its business activities. If the Company is unable to fund planned expenditures from existing cash flow, it may be necessary to sell all or a portion of selected assets, effect a combination with an existing company in need of our resources and/or reduce general and administrative expenses.

2. Summary of Significant Accounting Policies

Accounting for Merger Transaction

In connection with the June 30, 2006 private placement, CrossPoint LLC was required to merge into a public company within 120 days of the receipt of approximately $15 million or incur penalties equal to a fixed percentage of the proceeds. The penalties escalated every 30 day period thereafter until 180 days. If the merger had not closed by 180 days following receipt of the private placement proceeds, the company could be required to repurchase the non debt portion of the private placement proceeds. As of September 30, 2006, the merger had not taken place. Thus the gross proceeds attributable to common stock shares, less the allocation of issuance costs to shares subject to redemption of $2,292,229, were recorded outside of permanent equity at September 30, 2006. On November 27, 2006, CrossPoint LLC merged into a subsidiary of Electrum Mining Limited and the common shares value of $6,314,583 was moved to permanent equity as $1,140 to capital stock and $6,289,732 to capital in excess of par value.

The costs totalling $119,672 in the quarter ended December 31, 2006 that were attributable to the merger were expensed as required in a reverse merger.

Income taxes

CrossPoint LLC had elected to be taxed as a partnership for federal income tax purposes and, accordingly, items of income and loss were reported to the members according to their ownership percentage. One of the Company’s subsidiaries, DOC, is a registered C corporation. However, it is not expected to have a tax liability and there are no material differences in the book and tax basis of assets and liabilities. Therefore, no provision for income taxes was necessary before November 27, 2006 and due to net operating losses there would be no material provision at December 31, 2006.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

Certain transactions of the Company may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, the net income or loss and the resulting balances in members equity reported for income tax purposes may differ from the balances reported for these same items in the accompanying financial statements.

Recent Accounting Pronouncements

SAB 108
In September, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date.  The Company will adopt SAB 108 in the 1st quarter of its fiscal 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements.

3. Asset Retirement Obligation

The following table shows changes in the Company’s asset retirement obligations for the three month period ended December 31, 2006:

Asset retirement obligation at September 30, 2006	$150,136
Asset retirement accretion expense	6,429
Additions	15,927
Asset retirement obligation at December 31, 2006	$172,492

4. Private Placement

On June 30, 2006, the Company entered into a Securities Purchase Agreement for gross proceeds of $15,155,000. For every $3.00, the Company issued one membership common share at $1.25 per share, one warrant to purchase 0.25 membership common units in the Company at an exercise price of $1.95, and one convertible note in a principal amount of $1.75 per share. The proceeds were allocated as follows:

	# Shares	Price per Share	Proceeds
Shares subject to redemption	5,051,667	$1.25	$6,314,583
Convertible debt	5,051,667	$1.75	8,840,417
Warrants			1,874,133
Less costs of issuance			(3,385,473)
Total net proceeds			$13,643,660

Shares subject to redemption

The merger was completed on November 27, 2006, and the shares subject to redemption were reclassified to capital stock and capital in excess of par value for the proceeds of $6,314,583 less the issuance costs of $2,292,229.

Convertible debt

Convertible debt of $7,929,381, net of the unamortized discount of $911,036, was outstanding as of December 31, 2006.

5. Note payable

Credit Agreement

On September 2, 2005, the Company entered into a $40,000,000 credit agreement (the “Credit Agreement”) with two participating lenders for the purpose of funding the Company’s development projects. The term of the agreement is three years. The Credit Agreement is facilitated by an Administrative Agent who approves the amounts and purposes for the advances under the Credit Agreement, referred to as the commitment. The Company’s oil and gas properties collateralize the Credit Agreement. According to the Credit Agreement, all of the Company’s production receipts have been assigned to a lock box administered by the Administrative Agent.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

Beginning March 31, 2006, the Company was subject to certain restrictive financial covenants that include debt coverage, fixed charge and current ratios and reserve ratios to total debt. The Company was not in compliance with certain ratios at March 31, June 30, or September 30, 2006. Previously, the covenant violations have been waived and penalties of $125,000, $0 and $10,000 were paid by the Company for the corresponding quarters, respectively. The Company is not in compliance for the quarter ended December 31, 2006 and is in the process of requesting a waiver. The outstanding debt under the Credit Agreement is reflected as a current liability in the consolidated financial statements.

At December 31, 2006, the balance of the note was $5,017,113, less the unamortized discount of $359,884. During the quarter ended December 31, 2006, the Company capitalized interest on development activities totalling $194,462.

6. Commitments and Contingencies

Litigation

The Company has had no litigation arising in the ordinary course of business since inception. Management does not believe that the ultimate resolution of any future litigation will have a material effect on our financial position or results of operations due to the existence of insurance coverage.

Environmental

To date, expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Operating leases

The Company has an office lease agreement with unrelated third parties extending through 2010. The Company’s rent expense was $35,156 for the quarter ended December 31, 2006, which includes cash expenditures of $35,156.

Employment Contracts

Effective with the merger, new employment contracts were signed. The salaries were changed to reflect the current salaries of $195,242 and $189,132 for the Chief Executive Officer/President and Executive Vice President, respectively, with the same salary and bonus reviews by the board as previously discussed. The term of both contracts is five years.

Indemnification Agreement

The CEO and Executive Vice President (together with their spouses) have personally guaranteed P5 operator guaranty for all of the CrossPoint LLC’s wells with the Texas Railroad Commission. On February 15, 2006, the CrossPoint LLC and the aforementioned parties entered into an indemnification agreement with the CrossPoint LLC whereby the CrossPoint LLC will indemnify the aforementioned parties if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties. No limit was specified with the indemnifications.

7. Stockholders’ Deficit

Common Stock

At December 31, 2006 there were 17,806,616 common shares issued and outstanding.

Compensation expense for options and warrants

In October 2006 a member of the Board of Directors of CrossPoint LLC resigned in anticipation of the merger and, as a result, forfeited a total of 858,710 warrants of which 214,678 were vested. In accordance with SFAS 123(R), the company reversed previously recognized compensation expense of $216,583 during the three month period ended December 31, 2006 since the Board member had not served through the initial vesting period.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

The Chairman of the Board resigned in October, in anticipation of the merger with a publicly traded company. In accordance with SFAS 123(R), the company expensed $9,992 for his service in October 2006. He had previously been issued shares for the entire year of 2006.  Effective with his resignation, the Board agreed to compensate him for his services for January - October 2006. Accordingly, 17,604 shares were returned to the Company.
CrossPoint LLC had a stock option plan for management which terminated with the merger on November 27, 2006. As of date of the merger, 836,178 options had been granted, 278,711 options had vested and none had been exercised. The options outstanding under the plan had a weighted average remaining contractual life of 3.56 years. Pursuant to the merger, the plan for the aforementioned options terminated.  On March 29, 2006 an employee of the CrossPoint LLC received 88,019 options to purchase units at an exercise price of $1.14. The Company reversed previously recognized compensation expense of $21,188 in conjunction with the forfeited options.

As of December 31, 2006 the Company has not granted any equity awards.

8. Related Party Transactions

The CEO and Executive Vice President (together with their spouses) have personally guaranteed a subsidiary of the Company’s P5 operator guaranty for all of the Company’s wells with the Texas Railroad Commission. On February 15, 2006, the parties entered into an indemnification agreement with the Company whereby the Company will indemnify the parties if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties.

The CEO and Executive Vice President are individual joint interest venture partners in certain production properties. Joint interest receivables from related parties at December 31, 2006 were $515.

The Chairman of the Board had previously guaranteed the Company’s office lease. In November, the lease guaranty was renegotiated and the Chairman of the Board was released from all associated liability. There were no fees paid related to that guaranty in the quarter ended December 31, 2006.

9. Subsequent events

Convertible Note Interest Payment

The Company accrued interest due from the convertible note, for the period from June 30, 2006 to December 31, 2006. The convertible note provided for the election of the Company to issue registered common stock in lieu of cash through December 31, 2007. The Company elected the stock issuance and calculated the number of shares using 90% of the volume weighted average price, or $3.06/share. While the majority of the investors agreed to the issuance of unregistered stock, $17,986 was paid in cash subsequent to December 31, 2006 and 112,902 shares were issued to the investors in the first week of January 2007.

Penalties related to the Merger:
Securities Purchase Agreement - to be merged within 120 days of funding

Included in the Securities Purchase Agreement was a put right that established financial penalties if the Company was not merged within 120 days of the private placement on June 30, 2006. The merger was consummated on November 27, 2006 which was outside the 120-day period. Penalties of $37,888 are due. Discussions with the investors and a proposal to pay with either (1) cash or (2) a payment in kind, in the same manner defined as a payment-in-kind (“PIK”) payment in the convertible note, using unregistered shares, has been consummated, with a majority of the investors accepting a PIK payment for the put. While the majority of the investors agreed to the issuance of unregistered stock, $1,875 has been paid in cash subsequent to December 31, 2006 and 11,778 shares will be issued to the investors in the first quarter of 2007.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

Registration Rights Agreement - to file with the SEC within 30 days

By the terms of the Registration Rights Agreement (“RRA”) Article 2.b. between the investors and the Company, the Company’s SB2 Filing was required to be filed on December 27, 2006.  In as much as the audit for the Company was not completed at such date, due to complexities in the merger, multiple company subsidiary considerations and the adoption of a September 30, 2006 fiscal year, the filing was delayed, and the Company is required to pay the investors 2% of their aggregate investment or $303,100. Discussions and a proposal to pay the investors with either (1) cash or (2) a payment in kind, in the same manner defined as a PIK payment in the convertible note, using unregistered shares, between the parties, has been consummated, with a majority of the investors accepting a PIK payment. While the majority of the investors agreed to the issuance of unregistered stock, $25,020 has been paid in cash subsequent to December 31, 2006 and 90,883 shares will be issued to the investors in the first quarter of 2007.

Office Lease Guaranty

The lease guaranty on the Company’s office space was renegotiated in November of 2006. The previous guarantor was released from his liability and the Company agreed to pre-pay six months rent. This prepayment will then be applied against future rent payments, on a semi-annual interval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-QSB. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this document.

CrossPoint Energy Company is referred to herein as “we”, “us”, “our”, “its,” “the Company” or “our Company”.

Acquisition

On November 27, 2006 we completed a merger between one of our subsidiaries, CrossPoint Acquisition, LLC, and CrossPoint Energy, LLC (“CrossPoint LLC”) (the “Merger”). As a result of the Merger we changed our business to that of CrossPoint LLC’s prior to the merger.

From inception until the merger with CrossPoint LLC, our business was as a start-up, exploration stage corporation, engaged in the search for mineral deposits or reserves which are not in either the development or production stage. CrossPoint LLC was formed as a limited liability company under the laws of the State of Texas in November, 2004 and commenced operations in the first calendar quarter of 2005. Prior to the Merger, CrossPoint LLC had two subsidiaries, CrossPoint Energy Holdings, LLC which was formed in August 2005 to hold CrossPoint LLC's oil and gas properties and Dallas Operating Corp. which was incorporated in 1993 and is an established service company, engaged in oil and gas operations for the Company and third parties, strategically to add to the Company’s cash flow and/or reserve base. As a result of the Merger we acquired both of these subsidiaries.

Subsequent to the Merger, we changed our name to “CrossPoint Energy Company” to reflect the change in our business to a crude oil and natural gas exploration, development and production company.

The Merger is accounted for as a reverse merger with CrossPoint LLC deemed to be the accounting acquirer and we will be the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of CrossPoint LLC. The basis of the assets, liabilities and equity of CrossPoint LLC, the accounting acquirer, will be carried over in the Merger.

Overview

We are a natural gas and petroleum exploration, development and production company engaged in finding and developing oil and gas prospects, primarily in East and Southeast Texas. Our current business strategy is to acquire and drill properties which yield significant growth opportunity and contain attractive reserve capabilities within and around established fields with multiple targets. Our people and way of doing business are vital to the success of its business plan and growing it into a valuable exploration and production company. Our ability to create value for its members is based on its employee’s valuable skills, extensive industry experience, their commitment to our core values, and passion for excellence in all that they do.

We are focused primarily on drilling new and development reserves within prolific east and southeast Texas fields. We are also continuously evaluating additional growth opportunities through acquisitions of producing and underdeveloped properties.

Properties of the Company

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

The table below summarizes the Company’s areas of operations, including the number of gross and net wells as of December 31, 2006.

	Completed / Productive		Pending Completion or Recompletion	Currently Drilling	Dry Hole	Total
Field	Oil	Gas
Operated wells
Elkhart	1	1	2	1	0	5
Hoskins	4	0	0	0	1	5
Waskom	0	2	0	0	0	2
Humber	1	0	0	0	0	1
Total operated wells	6	3	2	1	1	13

Non-operated wells
Hoskins	2	0	0	0	0	2
NW Vienna	0	0	0	0	2	2
Total non-operated wells	2	0	0	0	2	4

Total wells (gross)	8	3	2	1	3	17

Elkhart Dome Prospect, Anderson County, Texas

The Elkhart Dome Project, located in East Texas in Anderson County, is primarily an exploration and development play with considerable reserve potential. The Company owns a 40.375%-43.275% working interest, and approximately 31% net revenue interest in, and is the operator of the Elkhart Dome Project. We have drilled and completed three wells on the Elkhart Prospect, are currently completing a fourth well, and drilling a fifth well. Numerous prospective pay zones targeted at Elkhart include Wilcox, Navarro, Woodbine, Rodessa, Pettet and Travis Peak. Our development plan for the Elkhart Dome Project includes the drilling of numerous wells to various depths, targeting multiple zones which have produced significant reserves on Elkhart Dome and/or regionally. The Company is presently preparing two additional drill sites and has evaluated and identified more than 20 additional potential well locations for future development at Elkhart. We are considering twin wells to accelerate shallow reserves and designing dual completion wells for the possibility of accelerating the production from multiple targeted reservoirs.

Since June 30, 2006, CrossPoint LLC and the Company have increased its total leasehold acreage position at Elkhart by approximately 60% - from approximately 1,000 acres (gross) to a current total of approximately 1,600 acres (gross), or about 650 acres (net). With 80 or 40 acre well spacing of the Pettet at a depth of 9,500 feet and 80 acre well spacing in the Travis Peak at a depth of 10,000 feet, and 40 acre shallow well spacing (i.e., the Wilcox, Pecan Gap, and Woodbine formations at depths of 1,700 feet, 4,000 feet and 5,000 feet, respectively - the Company may complete multiple horizons in the same well, or recomplete older wells). The Company has identified more than 20 well locations on its acreage at Elkhart. Each future deep well is projected to cost $1.25 million net total to the Company for drilling and completion. In addition, these Travis Peak well locations may also contain significant additional reserves in the Woodbine, Pettet and other shallower zones. The economics of drilling and completing shallower objectives will be evaluated as we drill the deeper Travis Peak wells, which could provide upside from new reserves and future production.

As a result of the Covington #2 Travis Peak discovery completed by CrossPoint LLC in June 2006, a new field designation, named Indian Lake Travis Peak Field was approved on December 5, 2006. The Covington #2 also has multiple prospective zones in the Pettet (seen at approximately 9,800 feet on logs). Completion operations to add these Pettet zones are currently being implemented in the Covington #2 well. Historically, the Pettet “A” zone has alone produced nearly 50 Bcf gas in Elkhart Field. The Covington A2-ST was drilled and completed in the Woodbine in June 2006 and currently produces at an approximate rate of 1050 Mcf/d gross.

 In December 2006, the Company drilled the Covington #3 well to a depth of approximately 11,400 feet at Elkhart. The Covington #3 log data indicates favorable attributes for a completion attempt in multiple zones within each of the Woodbine (5,900 feet), Pettet (9,800 feet) and Travis Peak (11,000 feet) sections. Completion operations for the Covington #3 well are currently being implemented. We are currently drilling the Covington #6.

The Covington #4 location has been built and the Covington #5 location is being evaluated for surface considerations. The Company is evaluating horizontal applications for Elkhart, including the Pettet and Pecan Gap.

Hoskins Mound, Brazoria County, Texas

The Company owns interests in six wells and operates four wells on the Hoskins Dome Project. Additionally, we may earn between 40.625% and 100% working interest in all new wells drilled on the 12,295 gross acre farmout area. Available net revenue interests attributable to such working interests range between 28.4375% and 75% for these new wells. The Company owns approximately 65% of 101 square miles (64,640 gross acres) of proprietary 3D Seismic data over the Hoskins Dome Project area. The Hoskins Dome Project contains a historically significant oil field that has been underdeveloped and contains numerous development and exploration projects. The opportunities include multi-million barrel oil potential reservoirs (4,200-6,500’ zones) and possibly deeper gas sands with significant reserve potential. The Company has drilled three wells and completed two wells, and is presently evaluating additional wells to be drilled. We have identified and prepared more than fifteen (15) separate prospects on the Hoskins Dome Project for future drilling and development. Each prospect may contain one to five wells, depending upon well results and other factors.

In October 2006, the Chevron Texaco Fee #301 was drilled on an outer fault block to an approximate depth of 7,100 feet, in an attempt to access potentially significant Miocene oil reserves and Discorbis sands. The #301 reached the (BM 1, BM 2 and BM 3) Miocene Sands, however, commercially viable hydrocarbons were not trapped by the fault and consequently the well was plugged. The #301 did not reach the deeper Discorbis target due to hole difficulties. The total well cost for the #301 was approximately $1.8 MM (gross). Chevron participated as a non-operator in drilling of the well. Although the #301 well likely eliminated the adjacent outer fault block at Hoskins, we believe the geology of this well is unrelated structurally to most of the remaining prospects in our Hoskins Mound property.

The Miocene and Discorbis prospects surrounding the dome remain drilling targets for 2007, pending additional evaluation. The location for the Welch Foundation #270 well has been built and is planned to test the Miocene Sands and Discorbis. The #270 location is offset to the #300 well, which flowed gas from the overpressured Discorbis before hole difficulties prevented a completion attempt in the Discorbis.

Additional 3D seismic data and other technical work have identified a new and potentially prolific Miocene Prospect called Summer Star. Summer Star is an untested fault block, proximate to historically significant Miocene production. We intend to test and develop Summer Star prospect in the future.

Waskom Prospect, Harrison County, Texas

The Waskom Project is primarily a development drilling project within a producing gas field in the Cotton Valley Trend located in Harrison County, Texas. The Waskom Project also has multiple prospective additional gas and oil zones. The Company has recompleted one existing well, successfully drilled and completed one in-fill wells. Additional wells are scheduled to be drilled in 2007. A well location has been built for the next well to be drilled, and three additional wellsites have been surveyed. Future development plans include increased density drilling pending well results and other factors. The Company owns a 55% working interest (501 gross acres), approximately 41.25% net revenue interest to 10,000’ and is the operator of the Waskom Project.

The Zack Abney #2 well, drilled in late 2005, continues to produce from the lower Cotton Valley at a rate of 158 Mcf/d (net). The Zack Abney #1 well continues to produce from the lower Cotton Valley at a rate of 35 Mcf/d (net).

The development of the Bossier shale, typically located at a depth of approximately 11,000 feet, has been observed within 3 miles of the Zack Abney wells and is believed to be present beneath the Company’s acreage. Over 15 nearby wells have been drilled to the Bossier by other operators in Harrison County, Texas. The Company is evaluating the possible development of the Bossier shale within the Waskom Prospect area as well as the potential horizontal drilling and completion application for testing and development. The Company owns approximately 45% of the Bossier rights, beneath the Cotton Valley within the prospect.

N.W. Vienna Prospect, Lavaca County, Texas

The Company acquired a 10% non-operated working interest in an approximately 2,900 gross acre prospect (including 3D seismic data) in Lavaca County, Texas. The prospect contains multiple Yegua and Wilcox prospects identified by 3D seismic data. In September and October, 2006, the operator drilled two Yegua wells to a depth of approximately 6,000 feet, and both wells were deemed non-commercial and were plugged as dry holes. The remaining deep Wilcox prospects are exploratory prospects nearby to a multi-Tcf gas field with significant Wilcox production. The Company, together with the operator, is considering selling or trading the Wilcox prospects to a third party, which may include a deep Wilcox well commitment and a non-cost basis interest to the Company in the well and prospects.

Humber Prospect, Shackelford County, Texas

In 2005, CrossPoint LLC acquired the Humber Prospect with the intention of confirming additional prospects.  A single test well was drilled to test the Caddo and Ellenberger formations at a depth of approximately 6,300’.  Although completed in the Caddo, the Humber #1 well will require additional capital to attempt to increase production, and is viewed as marginal. The Company has no additional interests in the area and is considering selling the producing well and associated acreage.

Additional Prospects

The Company has evaluated title and is acquiring leasehold acreage in an East Texas prospect area with multi-zone, development and exploratory qualities commensurate with its business strategy. The target acreage is approximately 2,000 acres. Target zones include Woodbine, Rodessa, Pettet, Travis Peak, Cotton Valley and Bossier.

The Company has recently acquired 100% of the farm-in acreage rights covering approximately 5,458.23 net acres covering an exploratory project in southeast Texas. The Company is exploring various partnership terms for drilling of a deep test well.

The Company is continuously developing new ideas and evaluating additional areas for acquisition that meet its criteria. The Company has identified several other potential areas for leasehold acquisition, which the Company is evaluating for drilling.

CrossPoint Energy Company has completed filings for operator status in Texas with the Texas Railroad Commission, and effective December 1, 2006 we became the operator of record for our properties, replacing our subsidiary, Dallas Operating Corp., in name only.

Capital Development Plan

The Company plans to develop its existing prospects in order to increase cashflow and proved reserves from the multiple zones currently available within each prospect.   We also plan to continue acquiring leases / farm-in blocks and drill additional prospect areas which complement our existing asset base.

Capital to be deployed by the Company on projects during 2007 shall be dependent upon the level of success from operations being conducted currently, product prices, additional data being evaluated and available debt and equity capital.  Currently, the Company has a development plan which includes a total of approximately $7.1 million in capital for drilling, completions, recompletion leasing costs over the first six months of 2007.   The Company’s prospects contain numerous additional potential drillsites which are available for development in the second half of 2007 through 2009.

The estimated distribution of capital between prospect areas for the first six (6) months of 2007 is as follows:

Amount in $thousands	For January - June 2007
Prospect
Elkhart	$3,291
Hoskins	2,801
Waskom	797
Acquisition of new leases	200
Total capital development program	$7,089

The Company plans to expend approximately another $7 million in the second half of 2007 by drilling and completion of wells, to continue building a solid base of cashflow and reserves.

The Company plans to fund these activities through our existing credit facility, working capital and may seek additional equity and debt financing. Based on our current cash resources and other current assets, management is contemplating additional financings and or transactions that if successful, would be sufficient to fund capital expenditures, potential property acquisitions and additional prospect leasing. There is no assurance that we will be successful in obtaining such funds. If we cannot obtain such financing, we will significantly curtail our capital development plan and/or acquisition plans.

Results of Operations

Overall

For the quarter ended December 31, 2006, the Company had a loss applicable to common shares of $1,665,416, compared to the $577,432 loss for the same period ended December 31, 2005.

	Period ended December 31,		Increase (Decrease)
	2006	2005
Results of oil & gas producing operations	$(759,727)	$(3,366)	$(756,361)
Plus contract services income, net	115,617	43,753	71,864
Less the following items	-	-	-
General and administrative expense	629,479	601,359	28,120
Interest expense, net	272,155	16,460	255,695
Preferred stock dividend	-	-	-
Other	119,672	-	119,672
Net loss	$(1,665,416)	$(577,432)	$(1,087,984)

The Company is primarily involved in the development and production of oil and gas properties. The results of its oil and gas operations consist of the following:

	Period ended December 31,		Increase (Decrease)
	2006	2005
Revenues from oil & gas producing activities	$514,972	$127,725	$387,247
Less the following items:
Lease operating costs and production taxes	147,029	99,928	47,101
Dry hole & abandonment expenses	515,450	-	515,450
Impairment of oil & gas properties	-	-	-
Depreciation, depletion, accretion & amortization	612,220	31,163	581,057
Results from oil & gas operating activities	$(759,727)	$(3,366)	$(756,361)

Operating Revenues

Operating revenues increased in the three months ended December 31, 2006 from the same period ended December 31, 2005 by $387,247, due to the drilling and completion of new developmental wells.

The table below summarizes the operating revenues for the two periods:

	Period ended December 31,		Increase (Decrease)
	2006	2005
Operating revenues	$514,972	$127,725	$387,247
Sales
Oil (Bbls)	6,231	1,012	5,219
Gas (Mcf)	50,040	7,427	42,613
Total (BOE)	14,571	2,250	12,321
Average Price
Oil ($/Bbl)	$56.65	$57.31	$(0.66)
Gas ($/Mcf)	$5.63	$8.08	$(2.45)

Operating Expenses

The Company’s cost to operate the producing wells has increased as a result of the increase in the number of wells, to $147,029 for the three months ended December 31, 2006, from $99,928 for the three months ended December 31, 2005. There were additional exploratory dry hole expenses of $515,450 from a dry hole that began drilling in September 2006, compared to no dry hole costs for the three months ended December 31, 2005. The Company had no abandonment cost in either period of the three months ended September 30, 2006 or in the three months ended December 31, 2005. No impairment was taken on the Company’s proved reserves for the three months ended September 30, 2006, similar to the three months ended December 31, 2005.

Depreciation, depletion, accretion of the asset retirement obligation and amortization of intangible drilling costs was $612,220 for the three months ended September 30, 2006, which is an increase of $581,057 from the expense of $31,163 for the three months ended December 31, 2005. The increase is due to the increase in wells between 2005 and 2006 thus increasing the depreciable base and increased production.

The general and administrative expenses have increased to $629,479, after a reversal of stock compensation expense of $237,771 from forfeited warrants and terminated options, for the three months ended September 30, 2006, from $601,359 for the three months ended December 31, 2005 primarily to support the additional drilling activity and operations. The components of general and administrative costs and the comparison between periods are as follows:

	Period ended December 31,		Increase (Decrease)
Costs as a percentage of the total	2006	2005
General and administrative costs
Personnel expense	58%	52%	6%
Stock compensation expense reversal	-36%	0%	-36%
Professional services	62%	27%	35%
Facilities	9%	19%	-10%
Start-up costs	0%	0%	0%
Other	7%	2%	5%
Total	100%	100%	0%

Interest income and expense

In September 2005, the Company entered into a credit agreement to support CrossPoint LLC’s capital development program. We incurred interest expense of $166,128 on this debt for the three months ended December 31, 2006, compared to $34,222 for the three months ended December 31, 2005. The Company capitalized $194,462 for the three months ended December 31, 2006 and $89,637 for the three months ended December 31, 2005. The increase in the interest expense is due to the increase in the advances of $583,333 as we drilled more wells net of with the repayments of $70,800. The effective interest rate at December 31, 2006 was 13.75%. The balance of the note was $5,017,113 at December 31, 2006.

In connection with the private placement in June, 2006 of approximately $15 million, CrossPoint LLC issued convertible debt at 8% interest per annum. Pursuant to the merger, the Company assumed the debt. The interest expense on the convertible debt was $180,737 for the three months ended December 31, 2006 and $0 for the three months ended December 31, 2005.

The remaining interest expense is the amortization of the capitalized interest and the debt discount on the two previously discussed debt instruments of $82,970 for the three months ended December 31, 2006 and $74,594 for the three months ended December 31, 2005.

Penalty expense

In conjunction with the Merger of CrossPoint LLC and Electrum, certain time constraints were put in the Securities and Purchase Agreement and the Registration Rights Agreement, requiring that the merger be completed within 120 days of June 30, 2006 and the initial filing of the shares to be within 30 days of the date of the merger. These requirements were not met and thus the Company accrued the total penalty expense of $340,988. While the majority of the investors agreed to the issuance of restricted stock, $33,895 was paid in cash subsequent to December 31, 2006 and 102,661 shares are expected to be issued to the investors in February 2007.

Equity

The Company paid no dividends in three months ended December 31, 2006 or in the three months ended December 31, 2005.

CrossPoint LLC had a stock option plan for management which terminated with the merger on November 27, 2006. As of date of the merger, 836,178 options had been granted, 278,711 options had vested and none had been exercised. The options outstanding under the plan had a weighted average remaining contractual life of 3.56 years. Pursuant to the merger, the plan for the aforementioned options terminated and $21,188 of stock compensation expense that had been expensed in 2006 was reversed. In addition, a board member who had received 858,710 warrants resigned from the board and forfeited 100% of his warrants before the first vesting period, resulting in a reversal of the previously expensed stock compensation expense of $216,583. Compensation expense of $9,992 was taken on the shares issued to the Chairman of the Board for his services in October 2006. He resigned in October and thus no additional expense was taken.

ITEM 3. CONTROLS AND PROCEDURES

The management of CrossPoint, under the supervision and with the participation of the Company's Chief Executive Officer and Secretary (our principle financial officer) conducted an evaluation of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Secretary concluded that the Company's disclosure controls and procedures were not effective with regard to the preparation of the financial reporting for a publicly-traded company, due to staff limitations and the recent entry into public reporting requirements as of the end of the period covered by this report.  Our accountants advised us of the material weaknesses in the internal controls over financial reporting for the reporting period of September 30, 2006 with regard to the lack of sufficient staff and procedures for preparing and filing financial statements for a publicly-traded and SEC-regulated company, which was repeated of the quarter ended December 31, 2006.  This weakness relates primarily to the accounting for complex issues an calculations that resulted in adjusting entries prior to the issuance of our financial statements.  It is related to the detail oil and gas operational accounting records of the Company.  To remedy the aforementioned weakness, the Company has increased its staff from 2 to 4 employees, of which 2 of the accountants are certified public accountants, has hired consultants to provide SEC financial reporting expertise and continues to gain financial reporting experience through outside educational opportunities.  The Company plans to augment the accounting group in the near future with emphasis on financial reporting.  The Chief Executive Officer and Secretary do conclude that this report is correct with regard to disclosures.

As previously disclosed by the Company in its Annual Report on Form 10-KSB for the year ended September 30, 2006, our accountants at the time, Cacciamatta Accountancy Corporation had advised the Company that it did not maintain effective internal control over financial reporting. It was determined that the Company was not able to independently prepare its financial reports to the standards of Generally Accepted Accounting Principals (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. As a result, the Company’s disclosure controls and procedures related to internal control over financial reporting were determined to be a material weakness in internal control. At the time of the reportable event, the Company was known as "Electrum Mining Limited" and had only one employee, who was the sole officer (acting as both CEO and CFO) and director of the Company.  In addition, as of September 30, 2006, the Company did not have any business operations, and its sole activity was closing an acquisition of CrossPoint Energy, LLC ("CrossPoint LLC"), which was completed on November 27, 2006.  Because of the Company's then-limited operations, and limited financial capacity, it could not employ any additional employees.  The sole director and officer participated in the discussions of this material weakness in internal control.

PART 1I - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not involved in any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 27, 2006, the Company completed its merger with CrossPoint Energy, LLC. Pursuant to that merger, the Company acquired 100% of the outstanding membership interests in CrossPoint Energy, LLC, and issued, as consideration to the security holders of CrossPoint Energy, LLC, aggregate consideration of 16,451,667 shares of Company common stock, debt convertible into 5,051,667 shares of Company common stock, and warrants to acquire 2,525,833 shares of Company common stock.

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

The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for these issuances, which were to accredited investors. The Company did not engage in any public advertising or general solicitation in connection with the issuance of these shares of Company common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 7, 2006, Grove CrossPoint Investments, LLC, a Delaware limited liability company, and Peter G. Geddes, who collectively owned 1,885,000 shares of our common stock representing approximately 58% of the voting power of our common stock, approved resolutions to:

1.	Change our name to “CrossPoint Energy Company.”

2.	Approve of the appointment of John A. Bailey, David C. Bradshaw, Daniel F. Collins, and Jeffrey A. Krakos as members of the board of directors of the Company.

3.	Adopt a 2006 Equity Incentive Plan

4.	Amend and restate our Articles of Incorporation.

5.	Effect a one for 2.368 reverse stock split of our common stock.

The Company mailed an Information Statement on Schedule 14C to each of its shareholders on October 11, 2006, and filed a copy of the Information Statement on Schedule 14C with the Securities and Exchange Commission on October 11, 2006. These actions were taken by the Company on November 27, 2006.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

10.1	2006 Equity Incentive Plan (1)

10.2	Employment Agreement, dated November 27, 2006 by and between the Company and Daniel F. Collins. (1)

10.3	Employment Agreement, dated November 27, 2006, by and between the Company and Jeffery A. Krakos. (1)

10.4	Credit Agreement, dated September 2, 2005, by and among CrossPoint Energy Holdings, LLC, D.B. Zwirn Special Opportunities Fund, L.P., and the lenders party thereto. (1)

10.5	Indemnification Agreement dated February 14, 2006 by and among CrossPoint Energy, LLC, Daniel F. Collins, Jeffery A. Krakos, Rosa L. Collins and DeAnn C. Krakos. (1)

10.6	Form of Convertible Debt. (1)

10.7	Form of Warrant. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(c) Certification

32.1	Section 1350 Certification

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 1, 2006.

(2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2007.

CROSSPOINT ENERGY COMPANY

Date: February 14, 2007	By:	/s/ Daniel F. Collins
Daniel F. Collins, President and Chief Executive Officer

By:	/s/ Margaret R. Coughlin Margaret R. Coughlin, Secretary