Form 10QSB/A
period 2006-12-31
CrossPoint Energy CO
filed 2007-03-16
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

(972) 818-1100
Registrant's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the registrant's class of common stock as of February 28, 2007 was 18,022,077

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

CrossPoint Energy Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,268,576	$6,073,298
Restricted cash	772,398	385,521
Accounts receivable	640,321	634,010
Oil and gas revenue receivable	268,247	273,764
Prepaid expenses	491,616	129,791
Deferred financing costs	193,654	260,621
Total current assets	$5,634,812	$7,757,005
PROPERTY & EQUIPMENT
Oil & gas property and equipment, successful efforts method	14,589,736	12,722,224
Less accumulated impairment, depletion, depreciation & amortization	(5,544,104)	(4,952,894)
Net oil & gas properties	9,045,632	7,769,330
Other property and equipment, net	117,529	110,831

OTHER ASSETS	63,085	30,860
Total assets	$14,861,058	$15,668,026
LIABILITIES AND STOCKHOLDERS' / MEMBERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,318,863	$1,751,148
Notes payable, net of discount	4,667,252	4,101,439
Oil and gas revenues payable	291,680	326,859
Oil and gas joint interest prepayments	281,826	556,598
Interest payable	422,844	234,603
Other current liabilities	19,518	31,444
Total current liabilities	$8,001,983	$7,002,091
Convertible debt, net of discount	7,929,381	7,838,277
Asset retirement obligation	172,492	150,136
Other long-term liabilities	56,927	84,058
Total liabilities	$16,160,783	$15,074,562
COMMITMENTS AND CONTINGENCIES (Note 6)
Shares subject to redemption, net of offering cost	$-	$4,022,354
STOCKHOLDERS' DEFICIT:
Capital stock	$1,780	$-
Capital in excess of par value	10,083,673	6,290,872
Accumulated deficit	(11,385,178)	(9,719,762)
Total Stockholders' deficit	(1,299,725)	(3,428,890)
Total liabilities and Stockholders' deficit	$14,861,058	$15,668,026

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

CrossPoint Energy Company
Consolidated Statement of Stockholders' Deficit
(Unaudited)

	Common	Capital	Capital in	Accumulated
	shares	Stock	Excess of Par	Deficit	Total
Balance, September 30, 2006	11,400,000	$1,140	$6,289,732	$(9,719,762)	$(3,428,890)
Merger Adjustments:
Common stock acquired in merger	1,372,451	137	(137)	-	-
Other:
Reclass shares subject to redemption to common	5,051,667	505	4,021,849	-	4,022,354
Stock compensation expense	(17,604)	(2)	9,994	-	9,992
Forfeited options/warrants		-	(237,765)	-	(237,765)
Net loss		-		(1,665,416)	(1,665,416)
Balance, December 31, 2006	17,806,514	$1,780	$10,083,673	$(11,385,178)	$(1,299,725)

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,665,416)	$(577,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortiztion	605,791	31,163
Accretion of asset retirement obligations	6,429	-
Equity issued in lieu of services		30,000
Debt received in lieu of services	-	-
Amortization of deferred financing costs	170,223	14,551
Stock compensation	(227,779)	-
Deferred rent amortization	(37,152)	40,055
Other non-cash items	-	(2,990)
Changes in assets and liabilities:
Restricted cash	(386,877)	(19,925)
Accounts receivable	(61,458)	(350,717)
Prepaid expenses	(301,162)	256,559
Other assets	(32,224)	-
Accounts payable	532,540	276,003
Oil and gas joint interest prepayments	(274,772)	-
Interest payable	188,241	14,211
Net cash used in operating activities	$(1,483,616)	$(288,522)
CASH FLOWS FROM INVESTING ACTIVITIES -
Expenditures for oil & gas property and equipment	$(1,809,754)	$(7,318,468)
Purchases of other fixed assets	(21,277)	(40,189)
Net cash used in investing activities	$(1,831,031)	$(7,358,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity before the private placement	$-	$265,000
Proceeds from notes payable	583,333	6,744,330
Repayment of notes payable	(73,408)	27,405
Net cash provided by financing activities	$509,925	$7,036,735
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,804,722)	$(610,444)
CASH AND CASH EQUIVALENTS, beginning of period	$6,073,298	$845,792
CASH AND CASH EQUIVALENTS, end of period	$3,268,576	$235,348
SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
Cash paid for interest	$158,625	$19,994

See accompanying notes to these financial statements.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

1. Basis of Presentation and use of estimates

The interim consolidated financial statements of CrossPoint Energy Company are unaudited and, in the opinion of management, contain adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported years due, in part, to the volatility in prices for crude oil and natural gas, the success of drilling and completions of wells, product demand, market competition or interruption in production.. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form SB-2 dated January 26, 2007.

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

Effective November 27, 2006, CrossPoint LLC merged with a subsidiary of Electrum Mining Limited (“Electrum”), a publicly-traded company, and CrossPoint LLC was dissolved. Pursuant to the merger, Electrum changed its name to CrossPoint Energy Company and acquired 100% of the outstanding membership interests in CrossPoint LLC. CrossPoint Energy Company issued, as consideration to the security holders of the CrossPoint LLC, aggregate consideration of 16,451,667 shares of common stock, debt convertible into 5,051,667 shares of common stock, and warrants to acquire 2,525,833 shares of common stock. In accordance with the merger agreement, an additional 1,372,553 shares (6 percent of the issued and convertible shares) were issued to Electrum's majority shareholder.

The merger was accounted for as a reverse merger, with CrossPoint Energy Company as the surviving public reporting entity. CrossPoint LLC, which previously had reported on a calendar year, adopted Electrum's fiscal year end of September 30 th .

All references to the Company refer to CrossPoint Energy Company or its predecessor CrossPoint Energy, LLC.

Operations

While the Company is not a development stage enterprise, the Company has a limited operating history upon which an evaluation of its business prospects can be based. The risks, expense, and difficulties encountered by early stage companies must be considered when evaluating the Company's business prospects.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

The Company recorded a net loss of $1,665,416 for the quarter ended December 31, 2006 and had an accumulated deficit at December 31, 2006 of $11,385,178. From the beginning of the Company's operations in early 2005, the Company has expended considerable capital required in the initial stages of an oil and gas company with the acquisition of leases, prospects, seismic data and underdeveloped producing properties.

The Company's development plan of these areas is strategically detailed for building reserves and obtaining cash flow from production. The front-end costs for acquiring and drilling the early phases of each of these projects, risks for execution, price volatility, and cost of capital and market conditions are all considered collectively.

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

The Company's success, in part, depends on its ability to generate additional financing and on its ability to effectively manage growth and develop proven reserves. It is anticipated that these exploration activities together with others that may be entered into may impose financial requirements which may exceed the existing working capital of the Company. Management may raise additional equity and/or debt capital. However, if additional financing is not available, the Company may be compelled to reduce the scope of its business activities. If the Company is unable to fund planned expenditures from existing cash flow, it may be necessary to sell all or a portion of selected assets, effect a combination with an existing company in need of our resources and/or reduce general and administrative expenses.

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

Income taxes

CrossPoint LLC had elected to be taxed as a partnership for federal income tax purposes and, accordingly, items of income and loss were reported to the members according to their ownership percentage. One of the Company's subsidiaries, DOC, is a registered C corporation. However, it is not expected to have a tax liability and there are no material differences in the book and tax basis of assets and liabilities. Therefore, no provision for income taxes was necessary before November 27, 2006. Subsequent to the merger, the Company had net operating losses. The deferred tax asset was fully reserved resulting in no provision at December 31, 2006.

Certain transactions of the Company may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, the net income or loss and the resulting balances in shareholders equity reported for income tax purposes may differ from the balances reported for these same items in the accompanying financial statements.

Prior to the Merger, CrossPoint LLC was properly classified as a partnership for federal income tax purposes. CrossPoint LLC owned 100% of the membership interests of CrossPoint Energy Holdings, LLC and 100% of the stock of Dallas Operating Corp.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

Pursuant to the Merger, CrossPoint LLC merged into CrossPoint Acquisition LLC. As a result of the Merger, CrossPoint Energy Holdings, LLC and Dallas Operating Corp. became wholly owned by CrossPoint Acquisition LLC as of the date of Merger.

As a result of the change in taxable entity status, (i.e., as a result of the Merger), CrossPoint LLC will file a final Form 1065 as of November 27, 2006. This filing will include the activity of CrossPoint LLC’s 100% ownership interest in CrossPoint Holdings, LLC (a disregarded entity for federal income tax purposes). In addition, Dallas Operating Corp will file a short-year Form 1120 as of November 27, 2006.

Subsequent to the Merger, we changed our name to CrossPoint Energy Company. CrossPoint Energy Company will file a consolidated corporate income tax return for its fiscal year ended September 30, 2007 and future years.

Recent Accounting Pronouncements

SAB 108
In September, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date.  The Company will adopt SAB 108 in the 2nd quarter of its fiscal 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements.

3. Asset Retirement Obligation

The following table shows changes in the Company's asset retirement obligations for the three month period ended December 31, 2006:

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

5. Note payable

Credit Agreement

On September 2, 2005, the Company entered into a $40,000,000 credit agreement (the “Credit Agreement”) with two participating lenders for the purpose of funding the Company's development projects. The term of the agreement is three years. The Credit Agreement is facilitated by an Administrative Agent who approves the amounts and purposes for the advances under the Credit Agreement, referred to as the commitment. The Company's oil and gas properties collateralize the Credit Agreement. According to the Credit Agreement, all of the Company's production receipts have been assigned to a lock box administered by the Administrative Agent.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

Beginning March 31, 2006, the Company was subject to certain restrictive financial covenants that include debt coverage, fixed charge and current ratios, reserve ratios to total debt and net sales requirements. The Company was not in compliance with certain ratios at March 31, June 30, September 30 and December 31, 2006. Previously, the covenant violations have been waived and penalties of $125,000, $0 and $10,000 were paid by the Company for the corresponding quarters, respectively. The Company is not in compliance for the quarter ended December 31, 2006, the violation has been waived and the penalty is being determined. The outstanding debt under the Credit Agreement is reflected as a current liability in the consolidated financial statements.

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

Operating leases

The Company has an office lease agreement with unrelated third parties extending through 2010. The Company's rent expense was $35,156 for the quarter ended December 31, 2006, which includes cash expenditures of $35,156.

Employment Contracts

Effective with the merger, new employment contracts were signed. The salaries were changed to reflect the current salaries of $195,242 and $189,132 for the Chief Executive Officer/President and Executive Vice President, respectively, with the same salary and bonus reviews by the board as previously discussed. The term of both contracts is five years.

Indemnification Agreement

The CEO and Executive Vice President (together with their spouses) have personally guaranteed P5 operator guaranty for all of the CrossPoint LLC's wells with the Texas Railroad Commission. On February 15, 2006, the CrossPoint LLC and the aforementioned parties entered into an indemnification agreement with the CrossPoint LLC whereby the CrossPoint LLC will indemnify the aforementioned parties if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties. No limit was specified with the indemnifications.

7. Stockholders' Deficit

Common Stock

At December 31, 2006 there were 17,806,514 common shares issued and outstanding.

Compensation expense for options and warrants

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

Options

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

8. Related Party Transactions

The CEO and Executive Vice President (together with their spouses) have personally guaranteed a subsidiary of the Company's P5 operator guaranty for all of the Company's wells with the Texas Railroad Commission. On February 15, 2006, the parties entered into an indemnification agreement with the Company whereby the Company will indemnify the parties if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties.

The CEO and Executive Vice President are individual joint interest venture partners in certain production properties. Joint interest receivables from related parties at December 31, 2006 were $515.

The Chairman of the Board had previously guaranteed the Company's office lease. In November, the lease guaranty was renegotiated and the Chairman of the Board was released from all associated liability. There were no fees paid related to that guaranty in the quarter ended December 31, 2006.

Effective January 1, 2007, J.W. Brown, the general partner of AJAE Limited Partnership, became a director of the Company. As a director, he receives the same compensation as each other outside director: (i) $1,000 per meeting attended, (ii) $40,000 annually in stock options; and (iii) $10,000 in stock options annually if he serves as Chairman of the Board of Directors, a member of any committee or as the audit committee financial expert. In addition, Mr. Brown has a 2.85% working interest in the Elkhart leases in which the Company has a 40.375-43.275% working interest.

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

Liquidated Damages related to the Merger:

Securities Purchase Agreement - to be merged within 120 days of funding

Included in the Securities Purchase Agreement was a put right that established liquidated damages if the Company was not merged within 120 days of the private placement on June 30, 2006. The merger was consummated on November 27, 2006 which was outside the 120-day period resulting in liquidated damages of $37,888. Discussions with the investors and a proposal to pay with either (1) cash or (2) a payment in kind, in the same manner defined as a payment-in-kind (“PIK”) payment in the convertible note, using unregistered shares, has been consummated, with a majority of the investors accepting a PIK payment for the put. While the majority of the investors agreed to the issuance of unregistered stock, $1,875 has been paid in cash subsequent to December 31, 2006 and 11,778 shares were issued to the investors in the first quarter of 2007.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

Registration Rights Agreement - to file with the SEC within 30 days

By the terms of the Registration Rights Agreement (“RRA”) Article 2.b. between the investors and the Company, the Company's SB2 Filing was required to be filed on December 27, 2006.  In as much as the audit for the Company was not completed at such date, due to complexities in the merger, multiple company subsidiary considerations and the adoption of a September 30, 2006 fiscal year, the filing was delayed, and the Company is required to pay the investors 2% of their aggregate investment or $303,100. Discussions and a proposal to pay the investors with either (1) cash or (2) a payment in kind, in the same manner defined as a PIK payment in the convertible note, using unregistered shares, between the parties, has been consummated, with a majority of the investors accepting a PIK payment. While the majority of the investors agreed to the issuance of unregistered stock, $25,020 has been paid in cash subsequent to December 31, 2006 and 90,883 shares were issued to the investors in the first quarter of 2007.

Office Lease Guaranty

The lease guaranty on the Company's office space was renegotiated in November of 2006. The previous guarantor was released from his liability and the Company agreed to pre-pay six months rent. This prepayment will then be applied against future rent payments, on a semi-annual interval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-QSB/A. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this document.

CrossPoint Energy Company is referred to herein as “we”, “us”, “our”, “its,” “the Company” or “our Company”.

On November 27, 2006, CrossPoint LLC merged with CrossPoint Acquisition, LLC, a wholly owned subsidiary of Electrum formed for the sole purpose of acquiring CrossPoint LLC. CrossPoint Acquisition, LLC survived the Merger and became the sole owner of CrossPoint Energy Holdings, LLC and Dallas Operating Corp. At the time of the merger, Electrum was a public company with limited operations. After the Merger, Electrum changed its name to CrossPoint Energy Company.

The Merger is accounted for as a reverse merger with CrossPoint LLC deemed to be the accounting acquirer and we will be the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of CrossPoint LLC. The basis of the assets, liabilities and equity of CrossPoint LLC, the accounting acquirer, will be carried over in the Merger.

Overview

We are a natural gas and petroleum exploration, development and production company engaged in finding and developing oil and gas prospects, primarily in East and Southeast Texas. Our current business strategy is to acquire and drill properties which yield significant growth opportunity and contain attractive reserve capabilities within and around established fields with multiple targets. Our people and way of doing business are vital to the success of its business plan and growing it into a valuable exploration and production company. Our ability to create value for its members is based on its employee's valuable skills, extensive industry experience, their commitment to our core values, and passion for excellence in all that they do.

We are focused primarily on drilling new and development reserves within prolific east and southeast Texas fields. We are also continuously evaluating additional growth opportunities through acquisitions of producing and underdeveloped properties.

Liquidity and Capital Resources

Cash Flows

At December 31, 2006 we had $3,268,576 in cash and cash equivalents, which is an decrease of $2,804,722 from the balance at September 30, 2006 of $6,073,298.

Historically, our cash receipts from sales of oil and gas have been insufficient to cover our cash expenses. During the three month period ended December 31, 2006 net cash used in operations was $1,483,616. Our cash expenses primarily include lease operating expenses, including production and ad valorem taxes, contract services and general and administrative expenses.

During the three month period ended December 31, 2006, we spent $1,831,031 principally on the development of our oil and gas properties. Our 2006 operating cash flow shortfall and our capital expenditure program was funded in part from net proceeds of $13,643,660 from our June 2006 private placement and an additional $583,333 from borrowings under our credit agreement. We used $8,690,505 of the proceeds received in the private placement to repay part of our outstanding credit agreement indebtedness. During the three months ended December 31, 2005 we spent $7,358,657 principally on acquisitions of oil and gas properties. During the three months ended December 31, 2005 our operating cash shortfall and investing activities was funded by sale of membership units and long-term borrowings under our credit agreement.

Financing and Investing Activities During the Three-Month Period Ended December 31, 2006

Credit Agreement

On September 2, 2005, we entered into a three year $40.0 million credit agreement, or the Credit Agreement. Loans under the Credit Agreement may only be used to fund development projects approved by the lenders, to pay commitment fees and administrative expenses under the Credit Agreement, to pay legal fees incurred by the lenders and administrative agent and to fund the acquisition of additional oil and gas properties that have been approved by the lenders. Under the terms of the Credit Agreement, we request additional advances from our lenders based on presentment of a project plan.

Beginning March 31, 2006, we were subject to restrictive financial covenants that include debt coverage, fixed charge and current ratios and reserve ratios to total debt and net sales requirements. The covenants must be met on March 31, June 30, September 30 and December 31 of each year. We were not in compliance with certain of these ratios at March 31, June 30, September 30 and December 31, 2006. Previously, covenant violations were waived by the lenders, and we paid fees of $125,000, $0, and $10,000 to the lenders for the quarters ended March 31, June 30, September 30, 2006, respectively. The Company is not in compliance for the quarter ended December 21, 2006. The violation has been waived and the penalty is being determined.

The outstanding debt under the Credit Agreement is reflected as a current liability in the consolidated financial statements. At December 31, 2006, we had $5.0 million of outstanding borrowings under the Credit Agreement. During the three months ended December 31, 2006 and the three months ended December 31, 2005, we paid the lenders under the Credit Agreement $158,625 and $19,994 in interest expenses and fees of $0 and $0, respectively. The fee for December 31, 2006 violation has not been determined.

Convertible Notes

As of December 31, 2006, we had $8.8 million of convertible notes outstanding. Each convertible note accrues interest at a rate of 8% per annum and has a maturity date of June 30, 2009. Each convertible note is convertible into shares of our common stock at a conversion price of $1.75 per share, subject to adjustment for stock splits, stock dividends, subsequent equity sales at a price per share lower than the conversion price and other similar transactions.

The interest is payable quarterly. Prior to December 31, 2007, we may pay the interest on the convertible note in the form of shares of common stock. In addition, at any time prior to the maturity date of each convertible note and so long as we have on file an effective registration statement covering the resale of the shares of common stock underlying the convertible note, we may prepay the convertible notes, in whole and not in part, by payment of 110% of the principal amount then outstanding.

No payments of principal are due until June 30, 2009. Interest of $363,440 was accrued as of December 31, 2006 and we elected to pay it in shares. However since we did not have registered shares to offer, some holders of the notes requested cash, which was paid in 2007.

Capital Resources

As we continue to drill and complete successful wells, we plan to increase net cash flow from operations by becoming more efficient in the drilling and completion of the wells, employing the increasing availability of quality drilling rigs and crews, and the sustained knowledge of the fields and reservoirs that we are developing. Our strategy is to drill lower to moderately risked prospects with multiple zones within our existing oil and gas fields.

Subject to an approval process, we have the ability to draw upon the Credit Agreement described above to provide capital to expand our portfolio through drilling and completions. We believe we have the ability to refinance with mezzanine lenders, or raise additional equity in conjunction with further development of our existing assets and/or a new acquisition. We are continuously evaluating acquisitions that have the attributes desired to build reserves and cashflow, and significantly grow the company.

We intend to finance future acquisitions of oil and gas properties, field development projects and operating activities with a combination of issuances of equity, debt financing, and access to capital markets and cash flow from operations. We cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether of not we generate profits or cash flows from our business activities.

Properties of the Company

Our drilling activities, which are conducted in our subsidiary CrossPoint Energy Holdings, LLC, focus primarily on internally generated prospects utilizing its significant technological skills, and, opportunistically, on third party prospects and the acquisition of producing oil and gas assets. Our strategy for growth is to drill and develop relatively lower and moderate risk properties which contain as an upside, certain higher risk, very prolific reserves. We have many additional prospects identified for future drilling and development, which are in various stages of evaluation, land and leasing and assimilation. The Company's initial development and exploration activities are located in east and southeast Texas.

The table below summarizes the Company's areas of operations, including the number of gross and net wells as of December 31, 2006.

	Completed / Productive
Field	Oil	Gas	Pending Completion or Recompletion	Currently Drilling	Dry Hole	Total
Operated wells
Elkhart	1	1	3	1	0	6
Hoskins	4	0	0	0	1	5
Waskom	0	2	0	0	0	2
Humber	1	0	0	0	0	1
Total operated wells	6	3	3	1	1	14

Non-operated wells
Hoskins	2	0	0	0	0	2
NW Vienna	0	0	0	0	2	2
Total non-operated wells	2	0	0	0	2	4

Total wells (gross)	8	3	3	1	3	18

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

Hoskins Mound, Brazoria County, Texas

The Company owns interests in six wells and operates four wells on the Hoskins Dome Project. Additionally, we may earn between 40.625% and 100% working interest in all new wells drilled on the 12,295 gross acre farmout area. Available net revenue interests attributable to such working interests range between 28.4375% and 75% for these new wells. The Company owns approximately 65% of 101 square miles (64,640 gross acres) of proprietary 3D Seismic data over the Hoskins Dome Project area. The Hoskins Dome Project contains a historically significant oil field that has been underdeveloped and contains numerous development and exploration projects. The opportunities include multi-million barrel oil potential reservoirs (4,200-6,500' zones) and possibly deeper gas sands with significant reserve potential. The Company has drilled three wells and completed two wells, and is presently evaluating additional wells to be drilled. We have identified and prepared more than fifteen (15) separate prospects on the Hoskins Dome Project for future drilling and development. Each prospect may contain one to five wells, depending upon well results and other factors.

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

Waskom Prospect, Harrison County, Texas

The Waskom Project is primarily a development drilling project within a producing gas field in the Cotton Valley Trend located in Harrison County, Texas. The Waskom Project also has multiple prospective additional gas and oil zones. The Company has recompleted one existing well, successfully drilled and completed one in-fill wells. Additional wells are scheduled to be drilled in 2007. A well location has been built for the next well to be drilled, and three additional wellsites have been surveyed. Future development plans include increased density drilling pending well results and other factors. The Company owns a 55% working interest (501 gross acres), approximately 41.25% net revenue interest to 10,000' and is the operator of the Waskom Project.

The Zack Abney #2 well, drilled in late 2005, continues to produce from the lower Cotton Valley at a rate of 158 Mcf/d (net). The Zack Abney #1 well continues to produce from the lower Cotton Valley at a rate of 35 Mcf/d (net).

The development of the Bossier shale, typically located at a depth of approximately 11,000 feet, has been observed within 3 miles of the Zack Abney wells and is believed to be present beneath the Company's acreage. Over 15 nearby wells have been drilled to the Bossier by other operators in Harrison County, Texas. The Company is evaluating the possible development of the Bossier shale within the Waskom Prospect area as well as the potential horizontal drilling and completion application for testing and development. The Company owns approximately 45% of the Bossier rights, beneath the Cotton Valley within the prospect.

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

Humber Prospect, Shackelford County, Texas

In 2005, CrossPoint LLC acquired the Humber Prospect with the intention of confirming additional prospects.  A single test well was drilled to test the Caddo and Ellenberger formations at a depth of approximately 6,300'.  Although completed in the Caddo, the Humber #1 well will require additional capital to attempt to increase production, and is viewed as marginal. The Company has no additional interests in the area and is considering selling the producing well and associated acreage.

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

Capital Development Plan

We plan to develop our existing prospects in order to increase cash flow and proved reserves from the multiple zones currently available within each prospect.   We also plan to continue acquiring leases / farm-in blocks and drill additional prospect areas which complement our existing asset base.

Capital to be deployed on projects during 2007 shall be dependent upon the level of success from operations being conducted currently, product prices, additional data being evaluated and available debt and equity capital.  Currently, our development plan which includes a total of approximately $7.1 million in capital for drilling, completions, recompletion leasing costs over the first six months of 2007.   Our prospects contain numerous additional potential drillsites which are available for development in the second half of 2007 through 2009.

The estimated distribution of capital between prospect areas for the first six (6) months of 2007 is as follows:

Amount in thousands	For January - June 2007
Prospect
Elkhart	$3,291
Hoskins	2,801
Waskom	797
Acquisition of new leases	200
Total capital development program	$7,089

We plan to expend approximately another $7 million in the second half of 2007 by drilling and completion of wells, to continue building a solid base of cash flow and reserves.

We plan to fund the drilling and completion of wells and potential property acquisitions and additional prospect leasing through our existing credit facility, working capital and may seek additional equity and debt financing. Based on our current cash resources and other current assets, management is contemplating additional financings and or transactions that, if successful, would be sufficient to fund capital expenditures, potential property acquisitions and additional prospect leasing. There is no assurance that we will be successful in obtaining such funds. If we cannot obtain such financing, we will significantly curtail our capital development plan and/or acquisition plans.

Results of Operations

Overall

For the quarter ended December 31, 2006, the Company had a loss applicable to common shares of $1,665,416, compared to the $577,432 loss for the same period ended December 31, 2005.

	Period ended December 31,
	2006	2005	Increase (Decrease)
Results of oil & gas producing operations	$(759,727)	$(3,366)	$(756,361)
Plus contract services income, net	115,617	43,753	71,864
Less the following items	-	-	-
General and administrative expense	629,479	601,359	28,120
Interest expense, net	272,155	16,460	255,695
Other	119,672	-	119,672
Net loss	$(1,665,416)	$(577,432)	$(1,087,984)

The Company is primarily involved in the development and production of oil and gas properties. The results of its oil and gas operations consist of the following:

	Period ended December 31,
	2006	2005	Increase (Decrease)
Revenues from oil & gas producing activities	$514,972	$127,725	$387,247
Less the following items:
Lease operating costs and production taxes	147,029	99,928	47,101
Dry hole & abandonment expenses	515,450	-	515,450
Depreciation, depletion, accretion & amortization	612,220	31,163	581,057
Results from oil & gas operating activities	$(759,727)	$(3,366)	$(756,361)

Operating Revenues

Operating revenues increased in the three months ended December 31, 2006 from the same period ended December 31, 2005 by $387,247, due to the drilling and completion of new developmental wells.

The table below summarizes the operating revenues for the two periods:

	Period ended December 31,
	2006	2005	Increase (Decrease)
Operating revenues	$514,972	$127,725	$387,247
Sales
Oil (Bbls)	6,231	1,012	5,219
Gas (Mcf)	50,040	7,427	42,613
Total (BOE)	14,571	2,250	12,321
Average Price
Oil ($/Bbl)	$56.65	$57.31	$(0.66)
Gas ($/Mcf)	$5.63	$8.08	$(2.45)

Operating Expenses

The Company's cost to operate the producing wells has increased as a result of the increase in the number of wells, to $147,029 for the three months ended December 31, 2006, from $99,928 for the three months ended December 31, 2005. There were additional exploratory dry hole expenses of $515,450 from a dry hole that began drilling in September 2006, compared to no dry hole costs for the three months ended December 31, 2005. The Company had no abandonment cost in either period of the three months ended September 30, 2006 or in the three months ended December 31, 2005. No impairment was taken on the Company's proved reserves for the three months ended September 30, 2006, similar to the three months ended December 31, 2005.

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

	Period ended December 31,
Costs as a percentage of the total	2006	2005	Increase (Decrease)
General and administrative costs
Personnel expense	58%	52%	6%
Stock compensation expense reversal	-36%	0%	-36%
Professional services	62%	27%	35%
Facilities	9%	19%	-10%
Start-up costs	0%	0%	0%
Other	7%	2%	5%
Total	100%	100%	0%

Interest income and expense

In September 2005, the Company entered into a credit agreement to support CrossPoint LLC's capital development program. We incurred interest expense of $166,128 on this debt for the three months ended December 31, 2006, compared to $34,222 for the three months ended December 31, 2005. The Company capitalized $194,462 for the three months ended December 31, 2006 and $89,637 for the three months ended December 31, 2005. The increase in the interest expense is due to the increase in the advances of $583,333 as we drilled more wells net of with the repayments of $70,800. The effective interest rate at December 31, 2006 was 13.75%. The balance of the note was $5,017,113 at December 31, 2006.

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

Liquidated damages

In conjunction with the private placement, certain time constraints were put in the Securities and Purchase Agreement and the Registration Rights Agreement, requiring that a merger be completed within 120 days of June 30, 2006 and the initial filing for registration of the shares to be within 30 days of the date of the merger. These requirements were not met and thus CrossPoint LLC accrued liquidated damages of $340,988. The liquidated damages were both calculated from the aggregate purchase price of $15,555,000 as follows:

Damages per Securities and Purchase Agreement	$37,888
(calculated at 0.25% of the purchase price)
Damages per Registration Rights Agreement	303,100
(calculated at 2.0% of the purchase price)
Total liquidated damages	$340,988

We have satisfied the requirements of the Securities and Purchase Agreement and will not incur any additional damages. The potential liquidated damages payments per the Registration Rights Agreement continue through the shares becoming and remaining effective and partial liquidated damages are in effect until all of the requirements are met. We face damages payments on each 30 day anniversary of the merger for which the registration is not filed and within 120 days of the merger, on each anniversary that the registered shares are not effective at 2% of the aggregate purchase price in each instance up to a aggregate maximum 24%. Additional events are (i) if we fail to file an acceleration request letter within five trading days after the SEC alerts us that the registration statement is not subject to further review, (ii) if we do not file a pre-effective amendment and otherwise respond in writing to SEC comments within 21 calendar days after receipt of comments or notice from the SEC that an amendment is required in order for the registration statement to be declared effective or (iii) after the registration statement is declared effective, it ceases to be effective for more than 15 consecutive calendar days or more than an aggregate of 20 calendar days during any 12 month period. The damages are capped at 24% of the aggregate purchase price, or $3,637,200. The Registration Rights Agreement has been amended to extend the registration filing from 90 days to 120 days and to allow the damages payments to be paid with shares, through April 28, 2007.

    The total possible payments for liquidated damages for the first year are as follows:

Damages per Securities and Purchase Agreement	$37,888
Damages per Registration Rights Agreement	1,515,500
Total possible liquidated damages	$1,553,388

Total net proceeds from the sale of convertible notes

Damages per Securities and Purchase Agreement	$37,888
Damages per Registration Rights Agreement	1,515,500
Total possible liquidated damages	$1,553,388

Total net proceeds from the sale of convertible notes

Total possible interest at 8% for 3 years	(2,121,700)
Total possible damages from the SPA	(37,888)
Total possible damages from the RRA	(3,637,200)
Total net proceeds from the sale of convertible notes	$3,043,629

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

As previously disclosed by the Company in its Annual Report on Form 10-KSB for the year ended September 30, 2006, our accountants at the time, Cacciamatta Accountancy Corporation had advised the Company that it did not maintain effective internal control over financial reporting. It was determined that the Company was not able to independently prepare its financial reports to the standards of Generally Accepted Accounting Principals (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. As a result, the Company's disclosure controls and procedures related to internal control over financial reporting were determined to be a material weakness in internal control. At the time of the reportable event, the Company was known as "Electrum Mining Limited" and had only one employee, who was the sole officer (acting as both CEO and CFO) and director of the Company.  In addition, as of September 30, 2006, the Company did not have any business operations, and its sole activity was closing an acquisition of CrossPoint Energy, LLC ("CrossPoint LLC"), which was completed on November 27, 2006.  Because of the Company's then-limited operations, and limited financial capacity, it could not employ any additional employees.  The sole director and officer participated in the discussions of this material weakness in internal control.

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

•
The Company declares bankruptcy or voluntarily agrees to the filing of any bankruptcy, arrangement or reorganization petition, the Company admits in writing of its inability to pay debts generally as they become due, a receiver is appointed for all or a material part of the Company's assets, or the filing of any involuntary petition to reorganize or liquidate the Company, which petition is not dismissed or stayed within 30 days;

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

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2006.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th   day of February, 2007.

CROSSPOINT ENERGY COMPANY

Date: March 16, 2007	By:	/s/ Daniel F. Collins
Daniel F. Collins, President and Chief Executive Officer

By:	/s/ Margaret R. Coughlin Margaret R. Coughlin, Secretary