Form 10QSB
period 2007-03-31
CrossPoint Energy CO
filed 2007-05-17
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

Number of shares outstanding of the registrant's class of common stock as of May 14, 2007 was 18,306,114.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

CrossPoint Energy Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,042,710	$6,073,298
Restricted cash	240,892	385,521
Accounts receivable	1,322,372	634,010
Oil and gas revenue receivable	220,502	273,764
Prepaid expenses	224,541	129,791
Deferred financing costs	193,699	260,621
Total current assets	$3,244,716	$7,757,005
PROPERTY & EQUIPMENT
Oil & gas property and equipment, successful efforts method	17,291,852	12,722,224
Less accumulated impairment, depletion, depreciation & amortization	(5,996,671)	(4,952,894)
Net oil & gas properties	11,295,181	7,769,330
Other property and equipment, net	124,167	110,831

OTHER ASSETS	63,085	30,860
Total assets	$14,727,149	$15,668,026
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,992,753	$1,751,148
Notes payable, net of discount	5,882,966	4,101,439
Oil and gas revenues payable	287,763	326,859
Oil and gas joint interest prepayments	7,463	556,598
Interest payable	227,912	234,603
Other current liabilities	19,518	31,444
Total current liabilities	$9,418,375	$7,002,091
Convertible debt, net of discount	8,020,484	7,838,277
Asset retirement obligation	181,251	150,136
Other long-term liabilities	52,047	84,058
Total liabilities	$17,672,157	$15,074,562
COMMITMENTS AND CONTINGENCIES (Note 7)
Shares subject to redemption, net of offering cost	$-	$4,022,354
STOCKHOLDERS' DEFICIT:
Capital stock	$1,813	$-
Capital in excess of par value	11,039,252	6,290,872
Treasury Stock, 5,879 shares and 0 shares, respectively, at cost	(17,985)	-
Accumulated deficit	(13,968,088)	(9,719,762)
Total Stockholders' deficit	(2,945,008)	(3,428,890)
Total liabilities and Stockholders' deficit	$14,727,149	$15,668,026

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
OPERATING REVENUES:
Crude oil & natural gas sales	$430,648	$411,011	$945,620	$538,736
Contract services revenue	131,012	206,493	409,682	311,688
Total operating revenues	561,660	617,504	1,355,302	850,424
OPERATING EXPENSES:
Lease operating expenses	130,958	108,736	243,460	200,990
Production and ad valorem taxes	21,276	21,698	55,803	29,372
Dry hole & abandonment expenses	51,743	-	567,193	-
Depreciation, depletion and amortization	463,418	73,271	1,069,209	104,434
Accretion of asset retirement obligations	6,428	-	12,857	-
Contract services expense	85,335	118,845	248,388	180,287
General and administrative expenses, including stock compensation expense reversal of $227,779 and $0 in 2007 & 2006, respectively	1,081,807	696,053	1,711,286	1,297,412
Total operating expenses	1,840,965	1,018,603	3,908,196	1,812,495
OPERATING LOSS	$(1,279,305)	$(401,099)	$(2,552,894)	$(962,071)
OTHER INCOME & EXPENSE:
Interest income	44,662	3,722	99,232	3,722
Interest expense	(287,417)	(165,295)	(614,142)	(181,755)
Merger expense	-	-	(119,672)	-
Liquidated damages	(1,060,850)	-	(1,060,850)	-
Total other expenses	(1,303,605)	(161,573)	(1,695,432)	(178,033)
NET LOSS	$(2,582,910)	$(562,672)	$(4,248,326)	$(1,140,104)
Basic and Diluted Net Loss per share	$(0.14)	$(0.06)	$(0.24)	$(0.11)
Weighted Average Number of Shares Outstanding	17,963,739	10,012,669	17,448,532	10,440,950

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Stockholders' Deficit
(Unaudited)

	Common shares	Capital Stock	Capital in Excess of Par	Treasury Stock	Accumulated Deficit	Total
Balance, September 30, 2006	11,400,000	$1,140	$6,289,732	$-	$(9,719,762)	$(3,428,890)
Merger Adjustments:
Common stock acquired in merger	1,372,451	137	(137)	-	-	-
Other:
Reclass shares subject to redemption to common	5,051,667	505	4,021,849	-	-	4,022,354
Stock compensation expense	(17,604)	(2)	9,994			9,992
Forfeited options/warrants			(237,765)	-	-	(237,765)
Interest on convertible debt	118,781	12	363,425			363,437
Liquidated damages	207,233	21	592,154	-	-	592,175
Purchases of treasury stock	(5,879)			(17,985)		(17,985)
Net loss		-	-	-	(4,248,326)	(4,248,326)
Balance, March 31, 2007	18,126,649	$1,813	$11,039,252	$(17,985)	$(13,968,088)	$(2,945,008)

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,248,326)	$(1,140,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,069,209	104,434
Accretion of asset retirement obligations	12,857	-
Equity issued in lieu of interest and liquidated damages	955,597	218,350
Debt received in lieu of services	17,247	-
Amortization of deferred financing costs	208,451	71,316
Stock compensation	(227,773)	-
Deferred rent amortization	(42,031)	74,331
Other non-cash items	-	(2,986)
Changes in assets and liabilities:
Restricted cash	144,629	(149,939)
Accounts receivable	(635,101)	(1,036,875)
Prepaid expenses	(94,750)	352,595
Other assets	(32,209)	9,595
Accounts payable	1,202,509	1,396,707
Oil and gas joint interest prepayments	(549,135)	540,812
Interest payable	(6,691)	-
Net cash provided by (used in) operating activities	$(2,225,517)	$438,236
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil & gas property and equipment	$(4,402,727)	$(8,758,507)
Purchases of other fixed assets	(38,768)	(50,589)
Net cash used in investing activities	$(4,441,495)	$(8,809,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity before the private placement	$-	$865,000
Purchase of treasury stock	(17,985)	-
Proceeds from notes payable	1,866,481	8,104,126
Repayment of notes payable	(212,072)	(4,117)
Net cash provided by financing activities	$1,636,424	$8,965,009
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,030,588)	$594,149
CASH AND CASH EQUIVALENTS, beginning of period	$6,073,298	$845,792
CASH AND CASH EQUIVALENTS, end of period	$1,042,710	$1,439,941
SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
Cash paid for interest	$362,731	$299,402

See accompanying notes to these financial statements.

CrossPoint Energy Company
Notes to Unaudited Financial Statements

1. Basis of Presentation and use of estimates

The interim consolidated financial statements of CrossPoint Energy Company are unaudited and, in the opinion of management, contain adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported years due, in part, to the volatility in prices for crude oil and natural gas, the success of drilling and completions of wells, product demand, market competition or interruption in production. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2006 and notes thereto included in the Company's Form SB-2/A dated April 25, 2007.

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

From inception until the merger with CrossPoint LLC, Electrum's business was as a start-up, exploration stage corporation, engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  CrossPoint LLC was formed as a limited liability company under the laws of the State of Texas in November 2004 and commenced operations in the first calendar quarter of 2005.  Prior to the Merger, CrossPoint LLC had two subsidiaries, CrossPoint Energy Holdings, LLC which was formed in August 2005 to hold CrossPoint LLC's oil and gas properties and Dallas Operating Corp. which was incorporated in 1993 and is an established service company, engaged in oil and gas operations for the Company and third parties, strategically to add to the Company's cashflow and/or reserve base.  As a result of the Merger we acquired both of these subsidiaries.

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

The merger was accounted for as a reverse merger, with CrossPoint Energy Company as the surviving public reporting entity. CrossPoint LLC, which previously had reported on a calendar year, adopted Electrum's fiscal year end of September 30th.

All references to the Company refer to CrossPoint Energy Company or its predecessor CrossPoint Energy, LLC.

Going Concern

Recently, we have experienced drilling and completion delays, well cost over-runs, dry holes and significant costs for SEC compliance and liquidated damages penalties for failure to meet SEC registration and filing requirements. We have a history of losses and limited liquidity and believe we may be in default under our senior credit facility. The Company recorded a net loss of $4,248,326 for the six months ended March 31, 2007 and had an accumulated deficit at March 31, 2007 of $13,968,088. As further described in Note 7, Liquidated damages, our convertible debt and private placement of our stock were issued with registration rights agreements which required us to register the common shares and the common shares underlying the conversion features in a secondary offering in a timely manner or we could be assessed significant penalties. Despite our efforts, the Securities and Exchange Commission (“SEC”) has rejected the size of our registration as a secondary offering; specifically, the SEC has rejected the current registration of all shares underlying the investor documents.  We do not believe the registration of stock should proceed until the alternatives of the Company have become clearer.

We have engaged Energy Capital Solutions, Dallas, Texas, as a financial advisor to assist us in seeking strategic restructuring alternatives, including the marketing of one or all of the Company’s assets. In order to best facilitate strategic restructuring, we have resigned as operator of the Elkhart Prospect, Anderson County, Texas effective May 18, 2007. The working interest owners have elected on Elkhart Prospect working interest owner operator to be the successor operator the Elkhart Prospect. The Company is taking steps to reduce general and administrative costs which may also include the payment of severance to laid-off employees.

We are seeking to restructure to allow us to re-capitalize, reduce debt and seek other opportunities for growth.  Considering the amount of debt owed and the value of its assets, it is unknown if the existing common shareholders will receive any value for their shares.

As a result, there is substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The costs totaling $119,672 in the six months ended March 31, 2007 that were attributable to the merger were expensed as required in a reverse merger.

Income taxes

CrossPoint LLC had elected to be taxed as a partnership for federal income tax purposes and, accordingly, items of income and loss were reported to the members according to their ownership percentage. One of the Company's subsidiaries, DOC, is a registered C corporation. However, it is not expected to have a tax liability and there are no material differences in the book and tax basis of assets and liabilities. Therefore, no provision for income taxes was necessary before November 27, 2006. Subsequent to the merger, the Company had net operating losses. The deferred tax asset was fully reserved resulting in no provision at March 31, 2007.

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

As a result of the change in taxable entity status, (i.e., as a result of the Merger), CrossPoint LLC will file a final Form 1065 as of November 27, 2006. This filing will include the activity of CrossPoint LLC's 100% ownership interest in CrossPoint Holdings, LLC (a disregarded entity for federal income tax purposes). In addition, Dallas Operating Corp will file a short-year Form 1120 as of November 27, 2006.

Subsequent to the Merger, we changed our name to CrossPoint Energy Company. CrossPoint Energy Company will file a consolidated corporate income tax return for its fiscal year ended September 30, 2007 and future years.

Recent Accounting Pronouncements

SAB 108

In September, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date.  The Company will adopt SAB 108 in the 3rd quarter of its fiscal 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect to adopt FIN 48 for our fiscal year beginning October 1, 2006. At this time, we are currently evaluating the impact of adopting FIN 48 on our financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on the Company.

SFAS No. 159

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

3. Asset Retirement Obligation

The following table shows changes in the Company's asset retirement obligations for the six month periods ended:

	March 31,
	2007	2006
Asset retirement obligation at September 30	$150,136	$-
Asset retirement accretion expense	12,857	-
Additions	18,258	107,631
Asset retirement obligation at March 31	$181,251	$107,631

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

Convertible debt

See Note 6 for discussion of the convertible note and interest payments.

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

Beginning March 31, 2006, the Company was subject to certain restrictive financial covenants that include debt coverage, fixed charge and current ratios, reserve ratios to total debt and net sales requirements. The Company was not in compliance with certain ratios at March 31, June 30, September 30, December 31, 2006 and March 31, 2007. The covenant violations have been waived and penalties of $125,000 and $75,000 were added to the debt for the periods March 31, 2006 and the combined periods of December 31, 2006 and March 31, 2007. Penalties of $0 and $10,000 were paid by the Company for the quarters ending June 30 and September 30, 2006 respectively. The outstanding debt under the Credit Agreement is reflected as a current liability in the consolidated financial statements.

At March 31, 2007, the balance of the note was $6,181,508, less the unamortized discount of $305,901. During the six months ended March 31, 2007, the Company capitalized interest on development activities totaling $475,708.

6. Convertible Note

Convertible debt of $8,020,484, net of the unamortized discount of $819,933, was outstanding as of March 31, 2007.

The Company paid interest due from the convertible note, for the period from June 30, 2006 to December 31, 2006. The convertible note provided for the election of the Company to issue registered common stock in lieu of cash through December 31, 2007. The Company elected the stock issuance and calculated the number of shares using 90% of the volume weighted average price, or $3.06/share. While the majority of the investors agreed to the issuance of unregistered stock, $17,986 was paid in cash and 118,781 shares were issued to the investors in the first week of January 2007. Initially the interest was paid 100% in shares, however 2 investors required cash payments. Their certificates for 5,879 shares have been repurchased for cash and are recorded as treasury stock at March 31, 2007.

The Company accrued interest due from the convertible note, for the period from January 1 to March 31, 2007. The convertible note provided for the election of the Company to issue registered common stock in lieu of cash through December 31, 2007. The Company elected the stock issuance and calculated the number of shares using 90% of the volume weighted average price, or $3.06/share. While the majority of the investors agreed to the issuance of unregistered stock, $22,178 was paid in cash and 58,052 shares were issued to the investors in the first week of April 2007.

7. Liquidated Damages

Securities Purchase Agreement - to be merged within 120 days of funding

Included in the Securities Purchase Agreement were liquidated damages if the Company was not merged within 120 days of the private placement on June 30, 2006. The merger was consummated on November 27, 2006 which was outside the 120-day period resulting in liquidated damages of $37,888. Discussions with the investors and a proposal to pay with either (1) cash or (2) a payment in kind, in the same manner defined as a payment-in-kind (“PIK”) payment in the convertible note, using unregistered shares, has been consummated, with a majority of the investors accepting a PIK payment for the put. While the majority of the investors agreed to the issuance of unregistered stock, $1,875 has been paid in cash and 11,778 shares were issued to the investors in the February of 2007.

Registration Rights Agreement - to file with the SEC within 30 days

By the terms of the Registration Rights Agreement (“RRA”) Article 2.b. between the investors and the Company, the Company's SB2 Filing was required to be filed on December 27, 2006.  In as much as the audit for the Company was not completed at such date, due to complexities in the merger, multiple company subsidiary considerations and the adoption of a September 30, 2006 fiscal year, the filing was delayed, and the Company’s failure to meet the deadline, defined in the RRA as an “Event”, the Company was required to pay the investors 2% of their aggregate investment of $15,155,000 or $303,100.

An amendment to the RRA was agreed upon on January 25, 2007 which allowed the Company to pay future Events through April 28, 2007 with either (1) cash or (2) a payment in kind, in the same manner defined as a PIK payment in the convertible note, using unregistered shares.

While the majority of the investors agreed to the issuance of unregistered stock, the $303,100 liquidated damages were paid with $25,020 in cash and 90,883 shares in the February of 2007, using a stock price of $3.06, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

Registration Rights Agreement - requirement for the shares to be effective

By the terms of the Registration Rights Agreement (“RRA”) Article 2.b.iv, as amended on January 25, 2007, between the investors and the Company, the Registration Statement filed under Company's SB2 must be declared effective by the Commission within 120 calendar  days following the date of the merger. The merger was consummated on November 27, 2006, which required that the shares be effective on March 27, 2007. The Company filed the SB-2 to register the shares on January 27, 2007, however the SEC had not completed its review by March 27, 2007 and another Event of $303,100 was triggered.

While the majority of the investors agreed to the issuance of unregistered stock, $25,020 was paid in cash and 104,572 shares were issued to the investors in March, using a stock price of $2.66, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

The registration statement was not effective as of April 27, 2007 and liquidated damages of $303,100 were accrued. In April, the liquidated damages were paid $25,020 was paid in cash and 121,413 shares of unregistered common stock, using a stock price of $2.29, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date. Liquidated damages of $757,750 have been accrued for the effectiveness Events that are expected, based on a probability-weighted calculation because of the SEC’s position of the number of shares allowed within our SB-2 filing.

8. Commitments and Contingencies

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

Operating leases

The Company has an office lease agreement with unrelated third parties extending through 2010. The Company's rent expense was $64,620 for the six months ended March 31, 2007, which includes cash expenditures of $69,833.

Employment Contracts

Effective with the merger, new employment contracts were signed. The salaries were changed to reflect the current salaries of $195,242 and $189,132 for the Chief Executive Officer/President and Executive Vice President, respectively, with the same salary and bonus reviews by the board as previously discussed. The term of both contracts is five years. Effective January 1, 2007, a five percent cost of living and merit increase was approved, adjusting the salaries to $205,004 and $198,589, respectively.

Indemnification Agreement

The CEO and Executive Vice President (together with their spouses) have personally guaranteed P5 operator guaranty for all of the CrossPoint LLC's wells with the Texas Railroad Commission. On February 15, 2006, the CrossPoint LLC and the aforementioned parties entered into an indemnification agreement whereby the CrossPoint LLC will indemnify the aforementioned parties if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties. No limit was specified with the indemnifications.

9. Stockholders' Deficit

Compensation expense for options and warrants

Warrants

In October 2006 a member of the Board of Directors of CrossPoint LLC resigned in anticipation of the merger and, as a result, forfeited a total of 858,710 warrants of which 214,678 were vested. In accordance with SFAS 123(R), the company reversed previously recognized compensation expense of $216,583 during the six month period ended March 31, 2007 since the Board member had not served through the initial vesting period.

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

As of March 31, 2007 the Company has not granted any equity awards.

10. Related Party Transactions

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

The CEO and Executive Vice President are individual joint interest venture partners in certain production properties. Joint interest receivables from related parties at March 31, 2007 were $733.

The Chairman of the Board had previously guaranteed the Company's office lease. In November, the lease guaranty was renegotiated and the Chairman of the Board was released from all associated liability. There were no fees paid related to that guaranty in the six months ended March 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-QSB. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors.

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

Overview

We are a natural gas and petroleum exploration, development and production company engaged in finding and developing oil and gas prospects, primarily in East and Southeast Texas. Our current business strategy is to acquire and drill properties which yield significant growth opportunity and contain attractive reserve capabilities within and around established fields with multiple targets. Our people and way of doing business are vital to the success of our business plan and growing it into a valuable exploration and production company. Our ability to create value for our shareholders is based on our employee's valuable skills, extensive industry experience, their commitment to our core values, and passion for excellence in all that they do.

We are focused primarily on drilling new and development reserves within prolific east and southeast Texas fields. We are also continuously evaluating additional growth opportunities through acquisitions of producing and underdeveloped properties.

Recent Developments

Over the past nine months, we have experienced drilling and completion delays, well cost over-runs, dry holes and significant costs for SEC compliance. We have a history of losses and limited liquidity and believe we may be in default under our senior credit facility. Management believes that there is substantial doubt as to our ability to continue as a going concern. We have engaged Energy Capital Solutions, Dallas, Texas, as a financial advisor to assist us in seeking strategic restructuring alternatives, including the marketing of one or all of the Company’s assets. In order to best facilitate strategic restructuring, we have resigned as operator of the Elkhart Prospect, Anderson County, Texas effective May 18, 2007. The working interest owners have elected on Elkhart Prospect working interest owner operator to be the successor operator of the Elkhart Prospect. The Company is taking steps to reduce general and administrative costs which may also include the payment of severance to laid-off employees.

Despite significant efforts, the Securities and Exchange Commission (“SEC”) has rejected the size of our registration as a secondary offering; specifically, the SEC has rejected the current registration of all shares underlying the investor documents.  We do not believe the registration of stock should proceed until the alternatives of the Company have become clearer.

We are seeking to restructure to allow us to re-capitalize, reduce debt and seek other opportunities for growth.  Considering the amount of debt owed and the value of our assets, it is unknown if the existing common shareholders will receive any value for their shares. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern

Liquidity and Capital Resources

Cash Flows

At March 31, 2007 we had $1,042,710 in cash and cash equivalents, which is a decrease of $2,225,866 from the balance at December 31, 2006 of $3,268,576 and which is a decrease of $5,030,588 from the balance at September 30, 2006 of $6,073,298.

Historically, our cash receipts from sales of oil and gas have been insufficient to cover our cash expenses. During the six month period ended March 31, 2007 net cash used in operations was $2,225,517. Our cash expenses primarily include lease operating expenses, including production and ad valorem taxes, contract services and general and administrative expenses.

During the six month period ended March 31, 2007, we spent $4,402,727 principally on the development of our oil and gas properties. Our 2007 operating cash flow shortfall and our capital expenditure program was funded in part from net proceeds of $13,643,660 from our June 2006 private placement and an additional $1,866,481 from borrowings under our credit agreement. We used $8,690,505 of the proceeds received in the private placement to repay part of our outstanding credit agreement indebtedness. During the six months ended March 31, 2006 we spent $8,758,507 on acquisitions of oil and gas properties. During the six months ended March 31, 2006 our operating cash shortfall and investing activities was funded by sale of membership units and long-term borrowings under our credit agreement.

Financing and Investing Activities during the Six-Month Period Ended March 31, 2007

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

Beginning March 31, 2006, we were subject to restrictive financial covenants that include debt coverage, fixed charge and current ratios and reserve ratios to total debt and net sales requirements. The covenants must be met on June 30, September 30, December 31 and March 31 of each year. We were not in compliance with certain of these ratios at June 30, September 30, December 31, 2006 and March 31, 2007. Previously, covenant violations were waived by the lenders, and we paid fees of $125,000, $0, and $10,000 to the lenders for the quarters ended March 31, June 30, and September 30, 2006, respectively. The Company is not in compliance for the quarters ended December 31, 2006 and March 31, 2007. The violations have been waived and a penalty of $75,000 for both quarters has been added to the debt.

The outstanding debt under the Credit Agreement is reflected as a current liability in the consolidated financial statements. At March 31, 2007, we had $6.2 million of outstanding borrowings under the Credit Agreement. During the six months ended March 31, 2007 and the six months ended March 31, 2006, we paid the lenders under the Credit Agreement $344,745 and $299,402 in interest expenses and fees of $15,000 and $15,000, respectively.

Convertible Notes

As of March 31, 2007, we had $8.8 million of convertible notes outstanding. Each convertible note accrues interest at a rate of 8% per annum and has a maturity date of June 30, 2009. Each convertible note is convertible into shares of our common stock at a conversion price of $1.75 per share, subject to adjustment for stock splits, stock dividends, subsequent equity sales at a price per share lower than the conversion price and other similar transactions.

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

No payments of principal are due until June 30, 2009. Interest of $363,440 was accrued as of December 31, 2006 for the period June 30 through December 31, 2006. We elected to pay it in shares. However since we did not have registered shares to offer, some holders of the notes requested cash. In January 2007, 112,902 shares were issued and $17,986 was paid in cash. For the period January 1 through March 31, 2007, interest of $176,808 was accrued as of March 31, 2007. We elected the stock issuance and calculated the number of shares using 90% of the volume weighted average price, or $2.66/share. While the majority of the investors agreed to the issuance of unregistered stock, $22,178 was paid in cash and 58,052 shares were issued to the investors in the first week of April 2007.

Capital Resources

At this time, the cash flow from our oil & gas properties is not sufficient to cover operations and we have used the available equity from the private placement in our capital development program. We are in discussions with the lenders under the Credit Agreement, and we may be able to borrow additional funds under Credit Agreement to complete the wells that are currently in the completion stages. Subsequent to March 31, 2007, we engaged Energy Capital Solutions, Dallas, Texas, as a financial advisor to assist us in seeking strategic restructuring alternatives, including the marketing of one or all of the Company’s assets.

If debt financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. Any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities. In addition, equity financing, if available, may result in dilution to existing stockholders and may involve securities that have rights, preferences or privileges that are senior to our common stock. We are seeking to restructure to allow us to re-capitalize, reduce debt and seek other opportunities for growth.

Properties of the Company

Our drilling activities, which are conducted in our subsidiary CrossPoint Energy Holdings, LLC, focus primarily on internally generated prospects utilizing its significant technological skills, and, opportunistically, on third party prospects. We have many additional prospects identified for future drilling and development, which are in various stages of evaluation, land and leasing and assimilation. Our development and exploration activities are located in east and southeast Texas.

The table below summarizes the Company's areas of operations, including the number of gross and net wells as of March 31, 2007.

	Completed / Productive		Pending Completion or	Currently	Dry
Field	Oil	Gas	Recompletion	Drilling	Hole	Total
Operated wells
Elkhart	1	1	2	0	0	4
Hoskins	4	0	1	0	1	6
Waskom	0	2	0	0	0	2
Humber	1	0	0	0	0	1
Total operated wells	6	3	3	0	1	13

Non-operated wells
Hoskins	2	0	0	0	0	2
NW Vienna	0	0	0	0	2	2
Total non-operated wells	2	0	0	0	2	4

Total wells (gross)	8	3	3	0	3	17

Capital Development Plan

We are currently completing the Covington #3 and #6. We are re-entering the Hoskins #209 and will evaluate future development once we have more information. The estimated costs for these plans are approximately $380,000, which we are looking to our credit facility for funding. At this time, we have no additional capital development plans.

Results of Operations

Overall

For the six months ended March 31, 2007, the Company had a loss applicable to common shares of $3,490,576, compared to the $1,140,104 loss for the same period ended March 31, 2006. The net loss for the three months ended March 31, 2007 was $1,825,371, compared to $562,672 for the same period ended March 31, 2006.

	Six Months ended March 31,		Increase /
	2007	2006	(Decrease)
Results of oil & gas producing operations	$(1,002,902)	$203,940	$(1,206,842)
Plus contract services income, net	161,294	131,401	29,893
Less the following items			0
General and administrative expense	1,711,286	1,297,412	413,874
Interest expense, net	514,910	178,033	336,877
Merger expenses and liquidated damages	1,180,522	-	1,180,522
Net loss	$(4,248,326)	$(1,140,104)	$(3,108,222)

	Three Months ended March 31,		Increase /
	2007	2006	(Decrease)
Results of oil & gas producing operations	$(243,175)	$207,306	$(450,481)
Plus contract services income, net	45,677	87,648	(41,971)
Less the following items
General and administrative expense	1,081,807	696,053	385,754
Interest expense, net	242,755	161,573	81,182
Merger expenses and liquidated damages	1,060,850	-	1,060,850
Net loss	$(2,582,910)	$(562,672)	$(2,020,238)

The Company is primarily involved in the development and production of oil and gas properties. The results of its oil and gas operations consist of the following:

	Six Months ended March 31,		Increase /
	2007	2006	(Decrease)
Revenues from oil & gas producing activities	$945,620	$538,736	$406,884
Less the following items:
Lease operating costs and production taxes	299,263	230,362	68,901
Dry hole & abandonment expenses	567,193	-	567,193
Depreciation, depletion, accretion & amortization	1,082,066	104,434	977,632
Results from oil & gas operating activities	$(1,002,902)	$203,940	$(1,206,842)

	Three Months ended March 31,		Increase /
	2007	2006	(Decrease)
Revenues from oil & gas producing activities	$430,648	$411,011	$19,637
Less the following items:
Lease operating costs and production taxes	152,234	130,434	21,800
Dry hole & abandonment expenses	51,743	-	51,743
Depreciation, depletion, accretion & amortization	469,846	73,271	396,575
Results from oil & gas operating activities	$(243,175)	$207,306	$(450,481)

Operating Revenues

Operating revenues increased in the six months ended March 31, 2007 from the same period by $406,884, due to the drilling and completion of new developmental wells.

The table below summarizes the operating revenues for the two six-month periods ending March 31, 2007 and the two three-month periods ending March 31, 2007:

	Six Months ended March 31,		Increase /
	2007	2006	Increase (Decrease)
Operating revenues	$945,620	$538,736	$406,884
Sales
Oil (Bbls)	9,204	4,340	4,864
Gas (Mcf)	93,300	34,493	58,807
Total (BOE)	24,754	10,089	14,665
Average Price
Oil ($/Bbl)	$55.26	$60.56	$(5.30)
Gas ($/Mcf)	$5.93	$7.66	$(1.73)

	Three Months ended March 31,		Increase /
	2007	2006	Increase (Decrease)
Operating revenues	$430,648	$411,011	$19,637
Sales
Oil (Bbls)	3,023	3,328	(305)
Gas (Mcf)	43,260	27,066	16,194
Total (BOE)	10,233	7,839	2,394
Average Price
Oil ($/Bbl)	$55.23	$61.55	$(6.32)
Gas ($/Mcf)	$6.28	$8.08	$(1.80)

Operating Expenses

The Company's cost to operate the producing wells has increased as a result of the increase in the number of wells, to $299,263 for the six months ended March 31, 2007, from $230,362 for the six months ended March 31, 2006. There were exploratory dry hole expenses of $567,193 from a dry hole that began drilling in September 2006, compared to no dry hole costs for the six months ended March 31, 2006. The Company had no abandonment cost in either period of the six months ended March 31, 2007 or in the six months ended March 31, 2006. No impairment was taken on the Company's proved reserves for the six months ended March 31, 2007, similar to the six months ended March 31, 2006.

Depreciation, depletion, accretion of the asset retirement obligation and amortization of intangible drilling costs was $1,082,066 for the six months ended March 31, 2007, which is an increase of $977,632 from the expense of $104,434 for the six months ended March 31, 2006. The increase is due to the increase in wells between 2005 and 2006 thus increasing the depreciable base and increased production

The general and administrative expenses have increased to $1,711,286, after a reversal of stock compensation expense of $227,779 from forfeited warrants and terminated options, for the six months ended March 31, 2007, from $1,297,412 for the six months ended March 31, 2006 primarily to support the additional drilling activity and operations. The components of general and administrative costs and the comparison between periods are as follows:

	Six Months ended March 31,		Increase /
	2007	2006	(Decrease)
General and administrative costs
Personnel expense	49%	55%	26%
Stock compensation expense reversal	(13)%	0%	(46)%
Professional services	53%	22%	124%
Facilities	6%	14%	(13)%
Operator overhead	(6)%	(2)%	0%
Insurance	6%	1%	16%
Penalties, fees and taxes	5%	10%	(7)%
Total	100.00%	100.00%	100.00%

	Three Months ended March 31,		Increase /
	2007	2006	(Decrease)
General and administrative costs
Personnel expense	44%	57%	19%
Stock compensation expense reversal	48%	0%	122%
Professional services	5%	20%	(20)%
Facilities	3%	8%	(5)%
Operator overhead	(6)%	(4)%	0%
Insurance	0%	1%	(2)%
Penalties, fees and taxes	6%	18%	(14)%
Total	100.00%	100.00%	100.00%

Interest income and expense

In September 2005, the Company entered into a credit agreement to support CrossPoint LLC's capital development program. We incurred interest expense of $381,126 on this debt for the six months ended March 31, 2007, compared to $299,419 for the six months ended March 31, 2006. The Company capitalized $475,708 for the six months ended March 31, 2007 and $283,451 for the six months ended March 31, 2006. The increase in the interest expense is due to the increase in the advances of $1,866,481 as we drilled more wells net of with the repayments of $136,000. The effective interest rate at March 31, 2007 was 13.75%. The balance of the note was $6,181,508 at March 31, 2007.

In connection with the private placement in June, 2006 of approximately $15 million, CrossPoint LLC issued convertible debt at 8% interest per annum. Pursuant to the merger, the Company assumed the debt. The interest expense on the convertible debt was $357,546 for the six months ended March 31, 2007 and $0 for the six months ended March 31, 2006.

The remaining interest expense is the amortization of the capitalized interest and the debt discount on the two previously discussed debt instruments of $351,178 for the six months ended March 31, 2007 and $151,053 for the six months ended March 31, 2006.

Liquidated damages

In conjunction with the private placement, certain time constraints were put in the Securities Purchase Agreement and the Registration Rights Agreement, requiring that a merger be completed within 120 days of June 30, 2006 and the initial filing for registration of the shares to be within 30 days of the date of the merger. These requirements were not met and thus CrossPoint LLC accrued liquidated damages of $340,988 at September 30, 2006. The liquidated damages were both calculated from the aggregate purchase price of $15,155,000, as follows:

Damages per Securities Purchase Agreement	$37,888
(calculated at 0.25% of the purchase price)
Damages per Registration Rights Agreement	303,100
(calculated at 2.0% of the purchase price)
Total liquidated damages at September 30, 2006	$340,988
Damages at March 27, 2007 per Registration Rights Agreement
(calculated at 2.0% of the purchase price)	303,100
Accrued damages per Registration Rights Agreement for April and probability-weighted for the other expected event dates	$757,550
Total liquidated damages at March 31, 2007	$1,060,650

While we can request that the shareholders accept shares in lieu of cash, some shareholders took cash. The damages described above have been paid with $51,915 in cash and 207,233 shares. The number of shares was derived by a share price of 90% of the volume weighted average trading price of $3.06 for the 10 days prior to the “event” date.

We have satisfied the requirements of the Securities Purchase Agreement and will not incur any additional damages. The potential liquidated damages payments per the Registration Rights Agreement continue through the shares becoming and remaining effective and partial liquidated damages are in effect until all of the requirements are met. We face damages payments on each 30 day anniversary of the merger for which the registration is not filed and within 120 days of the merger, on each anniversary that the registered shares are not effective at 2% of the aggregate purchase price in each instance up to an aggregate maximum 24%. Additional events are (i) if we fail to file an acceleration request letter within five trading days after the SEC alerts us that the registration statement is not subject to further review, (ii) if we do not file a pre-effective amendment and otherwise respond in writing to SEC comments within 21 calendar days after receipt of comments or notice from the SEC that an amendment is required in order for the registration statement to be declared effective or (iii) after the registration statement is declared effective, it ceases to be effective for more than 15 consecutive calendar days or more than an aggregate of 20 calendar days during any 12 month period. The damages are capped at 24% of the aggregate purchase price, or $3,637,200. The Registration Rights Agreement has been amended to extend the registration filing from 90 days to 120 days and to allow the damages payments to be paid with shares, through April 28, 2007.

The total possible payments for liquidated damages for the first year are as follows:

Damages per Securities Purchase Agreement	$37,888
Damages per Registration Rights Agreement	1,515,500
Total possible liquidated damages	$1,553,388

The total possible net proceeds from the sale of convertible notes are as follows:

Total proceeds from the sale of convertible notes	$8,840,417
Total possible interest at 8% for 3 years	(2,121,700)
Total possible damages from the SPA	(37,888)
Total possible damages from the RRA	(3,637,200)
Total net proceeds from the sale of convertible notes	$3,043,629

Equity

The Company paid no dividends in six months ended March 31, 2007 or in the six months ended March 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

The management of CrossPoint, under the supervision and with the participation of the Company's Chief Executive Officer and Secretary (our principle financial officer) conducted an evaluation of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Secretary concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

In response to our material weaknesses in our disclosure controls and procedures as of September 30, and December 31, 2006, during the quarter ended March 31, 2007, we (i) completed the assimilation of our new staff to allow for proper review and documentation of our accounting procedures and (ii) hired outside consultants to assist with our Securities and Exchange Commission reports.  These actions materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not involved in any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Interest payment on Convertible Note

The Company paid interest due from the convertible note, for the period from June 30, 2006 to December 31, 2006. The convertible note provided for the election of the Company to issue registered common stock in lieu of cash through December 31, 2007. The Company elected the stock issuance and calculated the number of shares using 90% of the volume weighted average price, or $3.06/share. The majority of the investors agreed to the issuance of unregistered stock, which resulted in the issuance of 118,781 shares to the investors in the first week of January 2007. Initially the interest was paid 100% in shares, however two investors required cash payments. Their certificates for 5,879 shares have been returned into treasury stock.

Securities Purchase Agreement - to be merged within 120 days of funding

Included in the Securities Purchase Agreement were liquidated damages if the Company was not merged within 120 days of the private placement on June 30, 2006. The merger was consummated on November 27, 2006 which was outside the 120-day period resulting in liquidated damages of $37,888. Discussions with the investors and a proposal to pay with either (1) cash or (2) a payment in kind, in the same manner defined as a payment-in-kind (“PIK”) payment in the convertible note, using unregistered shares, has been consummated, with a majority of the investors accepting a PIK payment for the liquidated damages which resulted in 11,778 shares being issued to the investors in the February 2007 using a stock price of $3.06, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

Registration Rights Agreement - to file with the SEC within 30 days

By the terms of the Registration Rights Agreement (“RRA”) Article 2.b. between the investors and the Company, the Company's SB2 Filing was required to be filed on December 27, 2006.  In as much as the audit for the Company was not completed at such date, due to complexities in the merger, multiple company subsidiary considerations and the adoption of a September 30, 2006 fiscal year, the filing was delayed, and the Company’s failure to meet the deadline, defined in the RRA as an “Event,” caused the Company to be required to pay the investors 2% of their aggregate investment of $15,155,000 or $303,100.

An amendment to the RRA was agreed upon on January 25, 2007 which allowed the Company to pay future Events through April 28, 2007 with either (1) cash or (2) a payment in kind, in the same manner defined as a PIK payment in the convertible note, using unregistered shares. The majority of the investors agreed to the issuance of unregistered stock, which resulted in the issuance of 90,883 shares to the investors in February 2007, using a stock price of $3.06, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

Registration Rights Agreement - requirement for the shares to be effective

By the terms of the Registration Rights Agreement (“RRA”) Article 2.b.iv, as amended on January 25, 2007, between the investors and the Company, the Registration Statement filed under Company's SB2 must be declared effective by the Commission within 120 calendar  days following the date of the merger. The merger was consummated on November 27, 2006, which required that the shares be effective on March 27, 2007. The Company filed the SB-2 to register the shares on January 27, 2007, however the SEC had not completed its review by March 27, 2007 and another Event was triggered.

The majority of the investors agreed to the issuance of unregistered stock, which resulted in the issuance of 104,572 shares to the investors in March, using a stock price of $2.66, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

The Company issued the following shares in January through March, 2007:

Securities Purchase Agreement	11,778
Registration Rights Agreement: Filing Event as of December 27, 2006	90,883
Interest on convertible note for the period June 30 through December 31, 2006 (net of Treasury stock)	112,902
Registration Rights Agreement: Event as of March 27, 2007	104,572
Total shares issued in the three months ended March 31, 2007	320,135

The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for these issuances, which were to accredited investors. The Company did not engage in any public advertising or general solicitation in connection with the issuance of these shares of Company common stock.

Repurchase of Equity Securities

As described above, the Company elected to pay interest on the convertible note in unregistered common stock and issued 118,781 to investors in January 2007. However, two investors elected not to accept the shares. In January 2007, we paid these two investors $22,178 as interest and received 5,879 shares back from the investors.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	5,879	$3.77	N/A	N/A
February 1- February 28	0	0	N/A	N/A
March 1 - March 31	0	0	N/A	N/A
Total	5,879	$3.77	N/A	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1	Amendment No. 1 to Registration Rights Agreement dated January 2007, by and among CrossPoint Energy Company and the several purchasers thereto (1).

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(c) Certification

32.1	Section 1350 Certification

(1)	Incorporated by reference from Exhibit 10.10 to Registration Statement on Form SB-2 (SEC No. 333-140266) filed on March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of May, 2007.

CROSSPOINT ENERGY COMPANY

Date: May 17, 2007	By:	/s/ Daniel F. Collins
Daniel F. Collins, President and Chief Executive Officer

By:	/s/ Margaret R. Coughlin
Margaret R. Coughlin, Secretary