Form 10QSB
period 2007-06-30
CrossPoint Energy CO
filed 2007-08-20
CIK 1309499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

ྑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-51699

CROSSPOINT ENERGY COMPANY

(Exact name of small business issuer as specified in its charter)

Nevada	98-0434381
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2801 Network Blvd., Suite 810, Frisco, Texas 75034

(Address of principal executive offices)

(972) 818-1100

Issuer's telephone number, including area code

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

Number of shares outstanding of the issuer's class of common stock as of August 15, 2007 was 18,306,114.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

CrossPoint Energy Company
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,059	$6,073,298
Restricted cash	261,126	385,521
Accounts receivable	75,264	634,010
Oil and gas revenue receivable	264,259	273,764
Prepaid expenses	189,342	129,791
Deferred financing costs	170,376	260,621
Oil & gas assets held for sale	7,553,554	-
Other assets held for sale	35,573	-
Total current assets	8,638,553	7,757,005
PROPERTY & EQUIPMENT:
Oil & gas property and equipment, successful efforts method	1,022,295	12,722,224
Less accumulated impairment, depletion, depreciation & amortization	(610,111)	(4,952,894)
Other property and equipment, net	-	110,831

Other Assets	63,085	30,860
Total assets	$9,113,822	$15,668,026
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$685,712	$1,751,148
Notes payable, net of discount at September 30, 2006	7,137,208	4,101,439
Liquidated damages payable	2,727,900	-
Oil and gas revenues payable	240,300	326,859
Oil and gas joint interest prepayments	-	556,598
Interest payable	255,729	234,603
Other current liabilities	-	31,444
Convertible note, net of discount	8,111,588	-
Obligations associated with assets held for sale	174,106	-
Total current liabilities	19,332,543	7,002,091
Convertible debt, net of discount	-	7,838,277
Asset retirement obligation	13,574	150,136
Other long-term liabilities	3,252	84,058
Total liabilities	19,349,369	15,074,562
COMMITMENTS AND CONTINGENCIES (Note 6)
Shares subject to redemption, net of offering cost	-	4,022,354
STOCKHOLDERS' DEFICIT:
Capital stock	1,831	-
Capital in excess of par value	11,471,943	6,290,872
Treasury Stock, 5,879 shares and 0 shares, respectively, at cost	(17,985)	-
Accumulated deficit	(21,691,336)	(9,719,762)
Total Stockholders' deficit	(10,235,547)	(3,428,890)
Total liabilities and Stockholders' deficit	$9,113,822	$15,668,026

See accompanying notes to these financial statements.

CrossPoint Energy Company
Condensed Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Crude oil & natural gas sales	$607	$4,499	$3,879	$13,238
Contract services revenue	90,110	239,710	499,792	551,398
Total operating revenues	90,717	244,209	503,671	564,636
OPERATING EXPENSES:
Lease operating expenses	3,181	2,634	5,472	10,376
Production and ad valorem taxes	45	229	224	812
Dry hole & abandonment expenses	590	-	3,945	-
Depreciation, depletion and amortization	92,606	9,697	340,719	34,147
Accretion of asset retirement obligations	450	-	1,350	-
Contract services expense	52,455	143,086	300,843	323,373
General and administrative expenses, including stock compensation expense reversal of $227,779 and $0 in 2007 & 2006, respectively	824,806	515,284	2,536,092	1,812,697
Impairment of oil and gas properties	385,524	-	385,524	-
Restructure expenses	789,093	-	789,093	-
Total operating expenses	2,148,750	670,930	4,363,262	2,181,405
OPERATING LOSS	$(2,058,033)	$(426,721)	$(3,859,591)	$(1,616,769)
OTHER INCOME & EXPENSE:
Interest income	28,266	10,559	127,498	14,281
Interest expense	(492,871)	(158,122)	(1,107,013)	(339,877)
Merger expense	-	-	(119,672)	-
Liquidated damages	(2,273,250)	-	(3,334,100)	-
Total other expenses	(2,737,855)	(147,563)	(4,433,287)	(325,596)
LOSS FROM CONTINUING OPERATIONS	(4,795,888)	(574,284)	(8,292,878)	(1,942,365)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,927,360)	153,339	(3,678,696)	381,315

Net Loss	$(7,723,248)	$(420,946)	$(11,971,574)	$(1,561,050)
Preferred dividends	$-	(75,348)	$-	$(75,348)
Net Loss applicable to common shares	$(7,723,248)	$(496,294)	$(11,971,574)	$(1,636,398)
Basic and Diluted Net Loss per common share:

Basic and Diluted Net Loss from continuing operations	$(0.26)	$(0.05)	$(0.47)	$(0.17)
Basic and Diluted Net Loss from discontinued operations	$(0.16)	$0.01	$(0.21)	$0.03
Basic and Diluted Net Loss per common share	$(0.42)	$(0.04)	$(0.68)	$(0.14)

Weighted Average Number of Shares Outstanding	18,173,469	11,098,005	17,709,121	11,098,005

See accompanying notes to these financial statements.

CrossPoint Energy Company
Condensed Consolidated Statement of Stockholders' Deficit
(Unaudited)

	Common Shares	Capital Stock	Capital in Excess of Par	Treasury Stock	Accumulated Deficit	Total
Balance, September 30, 2006	11,400,000	$1,140	$6,289,732	$-	$(9,719,762)	$(3,428,890)
Merger Adjustments:
Common stock acquired in merger	1,372,451	137	(137)	-	-	-
Other:
Reclass shares subject to redemption to common shares	5,051,667	505	4,021,849	-	-	4,022,354
Stock compensation expense	(17,604)	(2)	9,994			9,992
Forfeited options/warrants			(237,765)	-	-	(237,765)
Interest on convertible debt paid in shares	176,833	18	518,055			518,073
Liquidated damages	328,646	33	870,215	-	-	870,248
Purchases of treasury stock	(5,879)	-		(17,985)		(17,985)
Net loss		-	-	-	(11,971,574)	(11,971,574)
Balance, June 30, 2007	18,306,114	$1,831	$11,471,943	$(17,985)	$(21,691,336)	$(10,235,547)

See accompanying notes to these financial statements.

CrossPoint Energy Company
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,971,574)	(1,561,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,546,988	305,147
Accretion of asset retirement obligations	19,286	-
Shares issued in lieu of cash for interest and liquidated damages	1,388,330	158,350
Debt issued in lieu of cash for services	362,622	125,000
Impairment of oil and gas properties	3,317,336	-
Impairment of other property and equipment	68,777	-
Amortization of deferred financing costs	603,740	149,820
Stock compensation	(227,779)	-
Deferred rent amortization	(110,345)	75,319
Other non-cash items	-	(2,989)
Changes in assets and liabilities:
Restricted cash	124,395	(67,058)
Accounts receivable	568,250	(1,077,386)
Prepaid expenses	(59,551)	262,952
Other assets	(32,224)	9,595
Accounts payable and accrued liquidated damages	1,575,903	1,647,898
Oil and gas joint interest prepayments	(556,598)	-
Interest payable	21,126	-
Net cash provided by (used in) operating activities	$(3,361,318)	25,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil & gas property and equipment	$(4,843,360)	(11,238,939)
Purchases of other fixed assets	(18,951)	(52,591)
Net cash used in investing activities	$(4,862,311)	(11,291,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity before the private placement	$-	865,000
Proceeds from issuance of equity subject to redemption, net	-	3,445,208
Proceeds from convertible debt	-	4,823,292
Cash paid for issuance cost	-	(461,340)
Purchase of treasury stock	(17,985)	-
Proceeds from notes payable	2,476,806	10,423,776
Repayment of notes payable	(219,431)	(6,619)
Net cash provided by financing activities	$2,239,390	19,089,317

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(5,984,239)	7,823,385

CASH AND CASH EQUIVALENTS, beginning of period	$6,073,298	845,790

CASH AND CASH EQUIVALENTS, end of period	$89,059	8,669,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$566,622	677,113
SUPPLEMENTAL DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred dividends, paid in common	$-	75,348

See accompanying notes to these financial statements.

CrossPoint Energy Company
Notes to Condensed Unaudited Financial Statements

1. Basis of Presentation and use of estimates

The interim consolidated financial statements of CrossPoint Energy Company are unaudited and, in the opinion of management, contain adjustments (consisting of a restructuring charge, see Note 8 “Restructuring Expenses and Discontinued Operations”, liquidated damages charges, see Note 7 “Liquidated Damages” , impairments of oil and gas properties and other normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported years due, in part, to the volatility in prices for crude oil and natural gas, the success of drilling and completions of wells, product demand, market competition or interruption in production. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2006 and notes thereto included in the Company's Form SB-2/A dated April 25, 2007.

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

Going Concern and current plans

During the nine month period ended June 30, 2007, we have experienced drilling and completion delays, well cost over-runs, dry holes and significant costs for SEC compliance and liquidated damages penalties for failure to meet SEC registration and filing requirements. We have a history of losses and limited liquidity and we have suspended interest payments on our convertible notes. Despite our efforts, the Securities and Exchange Commission (“SEC”) has rejected the size of our registration as a secondary offering; specifically, the SEC has rejected the current registration of all shares underlying the investor documents.  At this time, we have suspended all efforts to register the stock.

We are seeking to restructure to allow us to re-capitalize, reduce debt and seek other venues for the Company.  We have engaged Energy Capital Solutions and Venn Capital as financial advisors to assist us in seeking strategic restructuring alternatives, including the marketing of all or substantially all of our assets. To preserve cash, we have suspended all new drilling and exploration activities, transferred the operatorship of one of our properties, and have terminated the employment of the majority of our staff. As of August 15, 2007, two full-time employees, one part-time employee and one contract employee remain to assist in our restructuring. With the reduction in staff, we have discontinued the operational contract services that we previously provided. Subsequent to June 30, 2007 we have made an offer to a third party to assume our office lease and purchase the majority of our office furniture and fixtures.

In May 2007, our Board of Directors authorized management and our financial advisors to commence the process of marketing our oil and gas properties with an authorization to market for sale our Elkhart, Hoskins and Waskom properties. As a result, we have reclassified these properties and the associated asset retirement obligations to assets held for sale and obligations associated with assets held for sale, respectively and reclassified current and historical results of operations of these properties as discontinued operations. The remainder of our properties, which include one marginally producing property and three prospect areas, may be sold or retained by the Company, depending on restructuring alternatives and market conditions. Considering the current financial condition of the company, we evaluated our oil and gas properties held for sale and our other oil and gas properties for potential impairment and recorded an impairment of $3.3 million ($2.9 million relating to discontinued operations) and recorded a restructuring expense of $0.8 million in the current period (See Note 8, “Restructuring Expenses and Discontinued Operations”)..

While there can be no assurance, we anticipate at the completion of our restructuring we may continue to own one marginally producing property and certain non-producing oil and gas prospects and we will have a limited staff.

We recorded a loss from continuing operations of $8.3 million and a net loss of $12.0 million for the nine months ended June 30, 2007 and had an accumulated deficit at June 30, 2007 of $21.7 million. Our results of operations for the three and nine month periods ended June 30, 2007 included the aforementioned oil and gas properties impairment and restructuring expenses and an expense for liquidated damages. Our convertible debt and private placement of our stock were issued with registration rights agreements, which required us to register all the common shares and all the common shares underlying the conversion features in a secondary offering in a timely manner or we could be assessed penalties up to 24% of the private issuance of $15,155,000 in June 2006. Since we have suspended attempting to register the shares from the private placement, due to the SEC disallowing the current registration of all such common shares, we have accrued for the full 24%, as further described in Note 7, “Liquidated Damages”.

Considering the amount of debt owed and the value of our assets, it is unknown if the existing common shareholders will receive any value for their shares. The financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

From inception until the merger with CrossPoint LLC, Electrum's business was as a start-up, exploration stage corporation, engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  CrossPoint LLC was formed as a limited liability company under the laws of the State of Texas in November 2004 and commenced operations in the first calendar quarter of 2005.  Prior to the Merger, CrossPoint LLC had two subsidiaries, CrossPoint Energy Holdings, LLC which was formed in August 2005 to hold CrossPoint LLC's oil and gas properties and Dallas Operating Corp. (“DOC”) which was incorporated in 1993 and is an established service company, engaged in oil and gas operations for the Company and third parties, strategically to add to the Company's cashflow and/or reserve base.  As a result of the Merger, we acquired both of these subsidiaries.

Subsequent to the Merger, we changed our name to "CrossPoint Energy Company" to reflect the change in our business to a petroleum and natural gas exploration, development and production company.

On June 30, 2006, CrossPoint LLC completed a private placement with gross proceeds of $15 million, for issuance of equity, convertible debt and warrant shares. The placement included performance obligations including CrossPoint LLC becoming a publicly-traded company. On July 7, 2006, CrossPoint LLC entered into an Agreement and Plan of Merger with Electrum Mining Limited, a Nevada corporation involved in the mining business.

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

All references to the Company refer to CrossPoint Energy Company or its predecessor CrossPoint , LLC.

2. Summary of Significant Accounting Policies

Accounting for Merger Transaction

In connection with the June 30, 2006 private placement, CrossPoint LLC was required to merge into a public company within 120 days of the receipt of approximately $15 million or incur penalties equal to a fixed percentage of the proceeds. The penalties escalated every 30 day period thereafter until 180 days. If the merger had not closed by 180 days following receipt of the private placement proceeds, the company could be required to repurchase the non debt portion of the private placement proceeds. As of September 30, 2006, the merger had not taken place. Thus the gross proceeds attributable to common stock shares, less the allocation of issuance costs to shares subject to redemption of $2,292,229, were recorded outside of permanent equity at September 30, 2006. On November 27, 2006, CrossPoint LLC merged into a subsidiary of Electrum Mining Limited and the common shares value of $6,290,872 was moved to permanent equity as $1,140 to capital stock and $6,289,732 to capital in excess of par value.

The costs totaling $119,672 in the nine months ended June 30, 2007 that were attributable to the merger were expensed as required in a reverse merger.

Income taxes

CrossPoint LLC had elected to be taxed as a partnership for federal income tax purposes and, accordingly, items of income and loss were reported to the members according to their ownership percentage. One of the Company's subsidiaries, DOC, is a registered C corporation. However, it is not expected to have a material tax liability and there are no material differences in the book and tax basis of assets and liabilities. Therefore, no provision for income taxes was necessary before November 27, 2006. Subsequent to the merger, the Company had net operating losses. The deferred tax asset was fully reserved resulting in no provision at June 30, 2007.

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

As a result of the change in taxable entity status, (i.e., as a result of the Merger), CrossPoint LLC filed a final Form 1065 as of November 27, 2006. This filing included the activity of CrossPoint LLC's 100% ownership interest in CrossPoint Holdings, LLC (a disregarded entity for federal income tax purposes). In addition, Dallas Operating Corp will file a short-year Form 1120 as of November 27, 2006.

Subsequent to the Merger, we changed our name to CrossPoint Energy Company. CrossPoint Energy Company will file a consolidated corporate income tax return for its fiscal year ended September 30, 2007 and future years.

Recent Accounting Pronouncements

SAB 108
In September, 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date.  We adopted SAB 108 in the second quarter and it did not have a material impact our financial statements.

FIN 48
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect to adopt FIN 48 for our fiscal year beginning October 1, 2007. At this time, we are not able to estimate the effect the adoption will have on our financial statements.

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company.

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

3. Asset Retirement Obligation

The following table shows changes in the Company's asset retirement obligations for the nine month period ended:

June 30, 2007
Asset retirement obligation at September 30, 2006	$150,136
Asset retirement accretion expense	19,286
Additions	18,258
Total asset retirement obligations	$187,680
Asset retirement obligation associated with assets held for sale. Reclassified to obligations associated with assets held for sale	(174,106)
Asset Retirement Obligation, June 30, 2007	$13,574

4. Private Placement

On June 30, 2006, the Company entered into a Securities Purchase Agreement for gross proceeds of $15,155,000. For every $3.00, the Company issued one share at $1.25 per share, one warrant to purchase 0.25 shares in the Company at an exercise price of $1.95, and one convertible note in a principal amount of $1.75 per share. The proceeds were allocated as follows:

	# Shares	Price per Share	Proceeds
Shares subject to redemption	5,051,667	$1.25	$6,314,583
Convertible debt	5,051,667	$1.75	8,840,417
Warrants			1,874,133
Less costs of issuance			(3,385,473)
Total net proceeds			$13,643,660

Shares subject to redemption

The merger was completed on November 27, 2006, and the shares subject to redemption were reclassified to capital stock and capital in excess of par value for the proceeds of $6,290,872 less the issuance costs of $2,292,229.

Convertible debt

See Note 6 “Convertible Note” for discussion of the convertible note and interest payments.

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

Beginning June 30, 2006, the Company was subject to certain restrictive financial covenants that include debt coverage, fixed charge and current ratios, reserve ratios to total debt and net sales requirements. The Company was not in compliance with certain ratios at any time. The covenant violations have been waived and penalties paid as follows:

Three-month Period ended	Cash Penalty	Penalty added to Debt
March 31, 2006	$–	$125,000
June 30, 2006	–	–
September 30, 2006	10,000	–
December 31, 2006 and March 31, 2007	–	75,000
June 30, 2007	–	75,000

The lenders under the Credit Agreement agreed to fund up to $525,000 for general and administrative expenses, of which $0 was borrowed as of June 30, 2007, and up to $532,875 to complete certain oil and gas development operations, of which $497,378 was borrowed as of June 30, 2007. In exchange for continuing to fund the operations of the Company through its restructuring, the Company agreed to pay the lenders an exit fee of $262,500 and to grant the lenders an overriding royalty interest in the company’s oil and gas properties of 1 percent for each month after October 31, 2007 that the outstanding debt under the credit agreement is not paid in full. The exit fee was recorded as a component of the restructuring expense. (See Note 8 “Restructuring Expenses and Discontinued Operations”). The outstanding debt balance at June 30, 2007 of $7,137,008 under the Credit Agreement is reflected as a current liability in the consolidated financial statements.

Proceeds from the sale of our oil and gas properties are required to be used to first repay outstanding amounts due under the Credit Agreement. At June 30, 2007, the unamortized discount of $251,918 was expensed as a component of restructuring expenses (See Note 8 “Restructuring Expenses and Discontinued Operations”). During the nine months ended June 30, 2007, the Company capitalized interest on development activities totaling $564,882.

6. Convertible Note

Convertible debt of $8,111,588, net of the unamortized discount of $728,829 was outstanding as of June 30, 2007.

The Company paid interest due from the convertible note, for the period from June 30, 2006 to March 31, 2007. The convertible note provided for the election of the Company to issue registered common stock in lieu of cash through December 31, 2007. Due to the circumstances surrounding the registration of the Company’s common stock, registered shares were not available. The Company opted to issue unregistered shares as an alternative. For the interest due for the three month period ended December 31, 2006, the Company calculated the number of shares using 90% of the volume weighted average price, or $3.06/share. While the majority of the investors agreed to the issuance of unregistered stock, $17,985 was paid in cash and 118,781 shares were issued to the investors in the first week of January 2007. Initially the interest was paid and accepted 100% in shares, however 2 investors subsequently required cash payments. Their certificates for 5,879 shares have been repurchased for cash and are recorded as treasury stock at June 30, 2007. For the interest due for the three month period ended March, 31, 2007, the Company again opted to issue unregistered shares and calculated the number of shares using 90% of the volume weighted average price, or $2.66/share. In April 2007, the Company issued 58,052 shares as payment of interest for the three month period ended March 31, 2007. In August 2007, the Company was notified that convertible note holders that received 19,148 of the shares issued in April 2007 would not accept such shares as the interest payment due for the three month period ended March 31, 2007. Such shares have not been returned to the Company.

For the three month period ended June 30, 2007, the Company has not paid the interest due of $178,773. While the Company has not been formally notified, failure to pay interest when due is an event of default under the convertible note and the note holders may accelerate the convertible notes at their option. As a result, we have reclassified the convertible notes to current liabilities.

7. Liquidated Damages

Securities Purchase Agreement - to be merged within 120 days of funding

Included in the Securities Purchase Agreement were liquidated damages if the Company was not merged within 120 days of the private placement on June 30, 2006. The merger was consummated on November 27, 2006 which was outside the 120-day period resulting in liquidated damages of $37,888. Discussions with the investors and a proposal to pay with either (1) cash or (2) a payment in kind, in the same manner defined as a payment-in-kind (“PIK”) payment in the convertible note, using unregistered shares, has been consummated, with a majority of the investors accepting a PIK payment for the liquidated damages. While the majority of the investors agreed to the issuance of unregistered stock, $1,875 has been paid in cash and 11,778 shares were issued to the investors in the February of 2007.

Registration Rights Agreement - to file with the SEC within 30 days

By the terms of the Registration Rights Agreement (“RRA”) Article 2.b. between the investors and the Company, the registration statement was required to be filed on December 27, 2006.  In as much as the audit for the Company was not completed at such date, due to complexities in the merger, multiple company subsidiary considerations and the adoption of a September 30, 2006 fiscal year, the filing was delayed, and the Company’s failure to meet the deadline, defined in the RRA as an “Event”, resulted in the Company being required to pay the investors 2% of their aggregate investment of $15,155,000 or $303,100.

An amendment to the RRA was agreed upon on January 25, 2007 by a majority of the investors which allowed the Company to pay such majority of investors liquidated damages for future Events through April 28, 2007 with either (1) cash or (2) a payment in kind, in the same manner defined as a PIK payment in the convertible note, using unregistered shares.

With a majority of the investors agreeing to the issuance of unregistered stock, the $303,100 liquidated damages were paid with $25,020 in cash and 90,883 shares in the February of 2007, using a stock price of $3.06, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

Registration Rights Agreement - requirement for the shares to be registered

By the terms of the RRA Article 2.b.iv, as amended on January 25, 2007, between the investors and the Company, the registration statement must be declared effective by the Commission within 120 calendar days following the date of the merger. The merger was consummated on November 27, 2006, which required that the shares be effective on March 27, 2007. The Company filed the registration statement to register the shares on January 27, 2007, however the SEC had not completed its review by March 27, 2007 and another Event of $303,100 was triggered.

While the majority of the investors agreed to the issuance of unregistered stock, $25,020 was paid in cash and 104,572 shares were issued to the investors in March, using a stock price of $2.66, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

In April, the liquidated damages were paid $25,020 in cash and 121,413 shares of unregistered common stock, using a stock price of $2.29, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date. In addition, as of March 31, 2007 we accrued an additional $757,750 in liquidated damages, based on our then current probability-weighted assessment of the timing of the registration of the shares.

Despite our efforts, the SEC has rejected the size of our registration as a secondary offering; specifically, the SEC has rejected the current registration of all shares underlying the investor documents and we have suspended all registration efforts. Accordingly, during the three month period ended June 30, 2007 we expensed $2,273,250 bringing our recognized liquidated damages up to the maximum liquidated damages of 24% of the private placement issuance of $15,155,000 or $3,637,200. $303,100 was expensed in the fiscal year ended September 30, 2006 and $3,334,100 has been expensed in the nine month period ended June 30, 2007.

8. Restructuring Expenses and Discontinued Operations

In May 2007, the Board of Directors engaged investment advisors to assist in developing restructuring alternatives, including marketing for sale, all or substantially all of CrossPoint’s assets or CrossPoint stock to a third party or the merger or consolidation of CrossPoint with a third party. In late May, the Board of Directors authorized a plan to reduce G&A and terminate the employment of a majority of the Company’s personnel, commence marketing efforts for the Company’s oil and gas properties with an authorization to market for sale Elkhart, Hoskins and Waskom properties, to market for sale the company’s office furniture and fixtures and to sublease the Company’s office space. The lenders to the Company’s senior debt agreed to continue to fund certain operations in exchange for termination of the lenders’ agreement upon sale of the aforementioned properties and an exit fee of $262,500. As a result of the restructuring plan, the Company recorded a restructuring expense during the three and nine month periods ended June 30, 2007 as follows:

Severance pay	$95,466
Lender exit fee to fund operations through restructure	262,500
Recognition of debt discount on Note Payable due to acceleration of due date	251,918
Advisors to the restructure	50,000
Legal fees related to the restructure	94,320
Prepaid office rent from warrants issued in 2005	29,545
Reversal of deferred rent	(63,433)
Impairment of office furniture & fixtures	68,777
Total	$789,093

Each of the properties currently being marketed represents a field area and in accordance with SFAS No. 144, the results of operations relating to Elkhart, Hoskins and Waskom properties have been reflected as discontinued operations in the accompanying statements of operations. Considering our current marketing plans, we reviewed the individual carrying values of each of the properties held for sale and determined that the book value exceeded estimated fair value for two of the properties. Included in the loss from discontinued operations is an impairment charge of $2,931,812 to write down the carrying value of two of the properties to estimated net realizable value.

The following table shows the total revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three and nine month periods ended June 30, 3007 and 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenues	$563,038	$489,070	$1,505,386	$1,019,067

Expenses:
Lease operating Production and ad valorem taxes	156,565	144,718	453,358	366,755
Dry hole and abandonment	2,229	–	566,067	–
Impairment	2,931,812	–	2,931,812	–
Depreciation, depletion and amortization	393,813	191,013	1,214,909	270,997
Accretion of asset retirement obligation	5,979	–	17,936	–
Total Expenses	3,490,398	335,731	5,184,082	637,752
Income (Loss) from discontinued operations	$(2,927,360)	$153,339	$(3,678,696)	$381,315

No taxes have been provided on the discontinued operations because the Company was as a pass-through tax entity in 2006 and the properties generated losses in 2007 Any deferred tax asset is fully reserved.

9. Commitments and Contingencies

Litigation

The Company has had no litigation since inception. However, the Company may be subject to various claims or legal actions arising in the normal course of business. Management does not believe the resolution of such matters would have a material adverse effect on the Company’s financial position or results of operations.

Environmental

To date, expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Capital Development Plan

Other than our commitments on the Elkhart property, we have suspended all of our exploration and development activities.

Operating leases

The Company had an office lease agreement with unrelated third parties extending through 2010. The Company's rent expense was $95,622 for the nine months ended June 30, 2007, which includes cash expenditures of $103,442. Considering the financial condition of the Company, we are seeking to sublease or terminate the office lease agreement.

Employment Contracts

Effective with the merger, new employment contracts were signed. The salaries were changed to reflect salaries of $195,242 and $189,132 for the Chief Executive Officer and President and Executive Vice President, respectively, with the same salary and bonus reviews by the board as previously discussed. The term of both contracts was five years. Effective January 1, 2007, a five percent cost of living and merit increase was approved, adjusting the salaries to $205,004 and $198,589, respectively.

With the restructure, both of the aforementioned contracts were cancelled and replaced with new agreements. In accordance with the new agreements, the Executive Vice President resigned as of May 31, 2007 and received one month’s salary. The Chief Executive Officer and President will continue his employment as CrossPoint’s President and Chief Executive Officer until his resignation or his termination by CrossPoint’s Board of Directors. Any resignation by him or termination of his employment by CrossPoint’s Board of Directors will be effective 30 days after written notice by him of his resignation or written notice by the CrossPoint Board of Directors of his termination of employment, or by other mutual agreement. Until his employment is terminated pursuant to the new agreement, he will continue to receive his prior base salary and the same employee benefits as former CrossPoint employees. Upon his execution of a release of claims and his reasonable assistance in transitioning of a new President and Chief Executive Officer, if any, he will receive the a retention payment of three months salary.

In June 2007, the Board of Directors authorized the payment of a retention bonus to the Controller, Principal Financial Officer and Secretary, of $25,000 in consideration of retaining her services until her resignation effective July 23, 2007.

Indemnification Agreement

The Chief Executive Officer and President and Executive Vice President (together with their spouses) had personally guaranteed P5 operator guaranty for all of the CrossPoint LLC's wells with the Texas Railroad Commission. On February 15, 2006, the CrossPoint LLC and the aforementioned parties entered into an indemnification agreement whereby the CrossPoint LLC will indemnify the aforementioned parties if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties. No limit was specified with the indemnifications.

10. Stockholders' Deficit

Compensation expense for options and warrants

Warrants

In October 2006 a member of the Board of Directors of CrossPoint LLC resigned in anticipation of the merger and, as a result, forfeited a total of 858,710 warrants of which 214,678 were vested. In accordance with SFAS 123(R), the Company reversed previously recognized compensation expense of $216,583 during the nine month period ended June 30, 2007 since the Board member had not served through the initial vesting period.

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

Options

On March 29, 2006 an employee of the CrossPoint LLC received 88,019 options to purchase shares at an exercise price of $1.14. CrossPoint LLC had a stock option plan for management which terminated with the merger on November 27, 2006. As of date of the merger, 836,178 options had been granted, 278,711 options had vested and none had been exercised. The options outstanding under the plan had a weighted average remaining contractual life of 3.56 years. Pursuant to the merger, the plan for the aforementioned options terminated.  The Company reversed previously recognized compensation expense of $21,188 in conjunction with the forfeited options.

As of June 30, 2007 the Company has not granted any equity awards.

11. Related Party Transactions

The Chief Executive Officer and President and Executive Vice President (together with their spouses) had personally guaranteed a subsidiary of the Company's P5 operator guaranty for all of the Company's wells with the Texas Railroad Commission. On February 15, 2006, the parties entered into an indemnification agreement with the Company whereby the Company will indemnify the parties if the Texas Railroad Commission pursues collection of any amounts for any of them under such guaranties.

The Chief Executive Officer and President and Executive Vice President are individual working interest owners in certain production properties. Joint interest receivables from related parties at June 30, 2007 were $733.

The Chairman of the Board had previously guaranteed the Company's office lease. In November, the lease guaranty was renegotiated and the Chairman of the Board was released from all associated liability. There were no fees paid related to that guaranty in the nine months ended June 30, 2007.

Effective January 1, 2007, J.W. Brown, the general partner of AJAE Limited Partnership, became a director of the Company. As a director, he receives the same compensation as each other outside director: (i) $1,000 per meeting attended, (ii) $40,000 annually in stock options; and (iii) $10,000 in stock options annually if he serves as Chairman of the Board of Directors, a member of any committee or as the audit committee financial expert. In addition, Mr. Brown owns a 2.85% working interest in the Elkhart leases in which the Company owns a 40.375-43.275% working interest.

In May 2007, we entered into a Letter Agreement with Energy Capital Solutions (“ECS”), pursuant to which ECS will act as a financial advisor to assist us in seeking restructuring alternatives, including the sale of all or substantially all of our assets or CrossPoint stock to a third party or the merger or consolidation of the Company with a third party. ECS previously served as our financial advisor in the first half of 2006 to pursue an equity offering and a reverse merger that resulted in a $15 million private placement in mid-2006 and a reverse merger in November 2006. ECS currently owns 2% of our outstanding stock and holds a convertible note in the principal amount of $630,875. In accordance with the terms of the agreement, ECS will receive $15,000 per month in advisory fees.

Also in May 2007, we entered into a Letter Agreement with Venn Capital Advisors, L.P., (“Venn Capital”), to provide us with strategic financial advisory services in evaluating the aforementioned restructuring alternatives. One of the co-founders and principals of Venn Capital Advisors is Ross Welgehausen, who is a CrossPoint director. In accordance with the terms of the agreement, Venn Capital will receive a fee of $10,000 per month.

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

The Merger was accounted for as a reverse merger with CrossPoint LLC deemed to be the accounting acquirer and we were the legal acquirer. Accordingly, the historical financial information presented herein is that of CrossPoint LLC. The basis of the assets, liabilities and equity of CrossPoint LLC, the accounting acquirer, has been carried over in the Merger.

Overview & Recent Developments

We are a natural gas and petroleum exploration, development and production company. During the nine month period ended June 30, 2007, we have experienced drilling and completion delays, well cost over-runs, dry holes and significant costs for SEC compliance and liquidated damages penalties for failure to meet SEC registration and filing requirements. We have a history of losses and limited liquidity and we have suspended interest payments on our convertible notes. Despite our efforts, the SEC has rejected the size of our registration as a secondary offering; specifically, the SEC has rejected the current registration of all shares underlying the investor documents.  At this time, we have suspended all efforts to register the stock.

We are seeking to restructure to allow us to re-capitalize, reduce debt and seek other venues for the Company.  We have engaged ECS and Venn Capital as financial advisors to assist us in seeking strategic restructuring alternatives, including the marketing of all or substantially all of our assets. To preserve cash, we have suspended all new drilling and exploration activities, transferred the operatorship of one of our properties, and have terminated the employment of the majority of our staff. As of August 15, 2007, two full-time employees, one part-time employee and one contract employee remain to assist in our restructuring. With the reduction in staff, we have discontinued the operational contract services that we previously provided. Subsequent to June 30, 2007 we have made an offer to a third party to assume our office lease and purchase the majority of our office furniture and fixtures.

In May 2007, our Board of Directors authorized management and our financial advisors to commence the process of marketing our Elkhart, Hoskins and Waskom properties for sale. As a result, we have reclassified these properties and the associated asset retirement obligations to assets held for sale and obligations associated with assets held for sale, respectively, and reclassified current and historical results of operations of these properties to discontinued operations. The remainder of our properties, which include one marginally producing property and three prospect areas, may be sold or retained by the company, depending on restructuring alternatives and market conditions. Considering the current financial condition of the company, we evaluated our oil and gas properties held for sale and our other oil and gas properties for potential impairment and recorded an impairment of $3.3 million ($2.9 million relating to discontinued operations) and recorded a restructuring expense of $0.8 million in the current period.

While there can be no assurance, we anticipate at the completion of our restructuring we may continue to own one marginally producing property and certain non-producing oil and gas prospects and we will have a limited staff.

We recorded a loss from continuing operations of $8.3 million and a net loss of $12.0 million for the nine months ended June 30, 2007 and had an accumulated deficit at June 30, 2007 of $21.7 million. Our results of operations for the three and nine month periods ended June 30, 2007 included the aforementioned oil and gas properties impairment and restructuring expenses and an expense for liquidated damages. Our convertible debt and private placement of our stock were issued with registration rights agreements which required us to register all the common shares and all the common shares underlying the conversion features in a secondary offering in a timely manner or we could be assessed penalties up to 24% of the private issuance of $15,155,000 in June 2006. Since we have suspended attempting to register the shares from the private placement, due to the SEC disallowing the current registration of all such common shares, we have accrued for the full 24%, as further described in Note 7 “Liquidated Damages”.

Considering the amount of debt owed and the value of our assets, it is unknown if the existing common shareholders will receive any value for their shares. The financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Liquidity and Capital Resources

Cash Flows

At June 30, 2007 we had $89,059 in cash and cash equivalents, which is a decrease of $953,651 from the balance of $1,042,710 at March 31, 2007 and is a decrease of $5,984,239 from the balance of $6,073,298 at September 30, 2006.

Historically, our cash receipts from sales of oil and gas have been insufficient to cover our cash expenses. During the nine month period ended June 30, 2007 net cash used in operations was $3,361,318. Our cash expenses primarily include lease operating expenses, production and ad valorem taxes, contract services and general and administrative expenses.

During the nine month period ended June 30, 2007, we spent $4,862,311 principally on the development of our oil and gas properties. Our 2007 operating cash flow shortfall and our capital expenditure program were funded in part from net proceeds of $13,643,660 from our June 2006 private placement and an additional $2,476,806 from borrowings under our credit agreement. We used $8,690,505 of the proceeds received in the private placement to repay part of our outstanding credit agreement indebtedness. During the nine months ended June 30, 2006 we spent $8,758,507 principally on acquisitions of oil and gas properties. During the nine months ended June 30, 2006 our operating cash shortfall and investing activities was funded by sale of shares and long-term borrowings under our credit agreement.

Financing and Investing Activities during the Nine-Month Period Ended June 30, 2007

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

Beginning June 30, 2006, the Company was subject to certain restrictive financial covenants that include debt coverage, fixed charge and current ratios, reserve ratios to total debt and net sales requirements. The Company was not in compliance with certain ratios at any time. The covenant violations have been waived and penalties paid as follows:

Three-month Period ended	Cash Penalty	Penalty added to Debt
March 31, 2006	$–	$125,000
June 30, 2006	–	–
September 30, 2006	10,000	–
December 31, 2006 and March 31, 2007	–	75,000
June 30, 2007	–	75,000

The lenders under the Credit Agreement agreed to fund up to $525,000 for general and administrative expenses, of which $0 was borrowed as of June 30, 2007, and up to $532,875 to complete certain oil and gas development operations, of which $497,378 was borrowed as of June 30, 2007. In exchange for continuing to fund the operations of the Company through its restructuring, the Company agreed to pay the lenders an exit fee of $262,500 and to grant the lenders an overriding royalty interest in the company’s oil and gas properties of 1 percent for each month after October 31, 2007 that the outstanding debt under the credit agreement is not paid in full. The exit fee was recorded as a component of the restructuring expense. (See Note 8 “Restructuring Expenses and Discontinued Operations”). The outstanding debt balance at June 30, 2007 of $7,137,008 under the Credit Agreement is reflected as a current liability in the consolidated financial statements.

Proceeds from the sale of our oil and gas properties are required to be used to repay outstanding amounts due under the Credit Agreement. At June 30, 2007, the unamortized discount of $251,918 was expensed as a component of restructuring expenses.

During the nine months ended June 30, 2007 and the nine months ended June 30, 2006, under the Credit Agreement we paid the lenders interest expenses of $566,622 and $677,113, respectively, and fees of $15,000 and $15,000, respectively.

Convertible Notes
As of June 30, 2007, we had $8.1 million of convertible notes outstanding. Each convertible note accrues interest at a rate of 8% per annum and has a maturity date of June 30, 2009. Each convertible note is convertible into shares of our common stock at a conversion price of $1.75 per share, subject to adjustment for stock splits, stock dividends, subsequent equity sales at a price per share lower than the conversion price and other similar transactions.

The interest is payable quarterly. Prior to December 31, 2007, we may pay the interest on the convertible note in the form of shares of registered common stock. In addition, at any time prior to the maturity date of each convertible note and so long as we have on file an effective registration statement covering the resale of the shares of registered common stock underlying the convertible note, we may prepay the convertible notes, in whole and not in part, by payment of 110% of the principal amount then outstanding.

No payments of principal are due until June 30, 2009.

The Company paid interest due from the convertible note, for the period from June 30, 2006 to March 31, 2007. The convertible note provided for the election of the Company to issue registered common stock in lieu of cash through December 31, 2007. Due to the circumstances surrounding the registration of the Company’s common stock, registered shares were not available. The Company opted to issue unregistered shares as an alternative. For the interest due for the three month period ended December 31, 2006, the Company calculated the number of shares using 90% of the volume weighted average price, or $3.06/share. While the majority of the investors agreed to the issuance of unregistered stock, $17,985 was paid in cash and 118,781 shares were issued to the investors in the first week of January 2007. Initially the interest was paid and accepted 100% in shares, however 2 investors required cash payments. Their certificates for 5,879 shares have been repurchased for cash and are recorded as treasury stock at June 30, 2007. For the interest payable during the three month period ended March, 31, 2007, the Company again opted to issue unregistered shares and calculated the number of shares using 90% of the volume weighted average price, or $2.66/share. In April 2007, the Company issued 58,052 shares as payment of interest for the three period ended March 31, 2007. In August 2007, the Company was notified that convertible note holders that received 19,148 of the shares issued in April 2007 would not accept such shares as the interest payment for the three month period ended March 31, 2007. Such shares have not been returned to the Company.

For the three month period ended June 30, 2007, the Company has not paid the interest due of $178,773. While the Company has not been formally notified, failure to pay interest when due is an event of default under the convertible notes and the note holders may accelerate the convertible notes at their option. As a result, we have reclassified the convertible notes to current liabilities.

Capital Resources

At this time, the cash flow from our oil & gas properties is not sufficient to cover operations and we have used the available equity from the private placement in our capital development program. We have engaged financial advisors to assist us in seeking strategic restructuring alternatives, including the marketing of all or substantially all of our assets. We have suspended all new exploration and development activities pending completion of our restructuring. In May 2007, our Board of Directors authorized management and our financial advisors to commence the process of marketing our oil and gas properties with an authorization to market for sale our Elkhart, Hoskins and Waskom properties. The lenders under the Credit Agreement agreed to fund up to $525,000 for general and administrative expenses, of which $0 was borrowed as of June 30, 2007, and up to $532,875 to complete certain oil and gas development operations, of which $497,298 was borrowed as of June 30, 2007.

Properties of the Company

We have suspended all new exploration and development activities and are currently completing our commitments to drill three wells on the Elkhart property until the property can be sold.

The table below summarizes the Company's areas of operations, including the number of gross and net wells as of June 30, 2007.  The Hoskins, Elkhart and Waskom properties are classified as assets held for sale.

	Completed / Productive
Field	Oil	Gas	Pending Completion or Recompletion	Currently Drilling	Dry Hole	Total
Operated wells
Hoskins	4	0	0	0	1	5
Waskom	0	2	0	0	0	2
Humber	1	0	0	0	0	1
Total operated wells	5	2	0	0	1	8

Non-operated wells
Elkhart	0	2	3	0	0	5
Hoskins	2	0	0	0	0	2
NW Vienna	0	0	0	0	2	2
Total non-operated wells	2	2	3	0	2	9

Total wells (gross)	7	4	3	0	3	17

Capital Development Plan

Other than our commitments on the Elkhart property, we have suspended all of our exploration and development activities.

Results of Continuing Operations

Overall

For the nine months ended June 30, 2007, the Company had a loss from continuing operations of $8,292,878, compared to the $1,942,365 loss for the same period ended June 30, 2006. The loss from continuing operations for the three months ended June 30, 2007 was $4,795,888, compared to a loss of $574,284 for the same period ended June 30, 2006.

	Nine months ended June 30,		Increase / (Decrease)
	2007	2006	$	%
OPERATING REVENUES:
Crude oil & natural gas sales	$3,879	$13,238	$(9,359)	(71%)
Contract services revenue	499,792	551,398	(51,606)	(9%)
Total operating revenues	503,671	564,636	-60,965	(11%)
OPERATING EXPENSES:
Lease operating expenses	5,472	10,376	(4,904)	(47%)
Production and ad valorem taxes	224	812	(588)	(72%)
Dry hole & abandonment expenses	3,945	-	3,945	-
Impairment of oil & gas properties	385,524	-	385,524	-
Depreciation, depletion and amortization	340,719	34,147	306,572	898%
Accretion of asset retirement obligations	1,350	-	1,350	-
Contract services expense	300,843	323,373	(22,530)	(7%)
General and administrative expenses	2,536,092	1,812,697	723,395	40%
Restructure expenses	789,093	-	789,093	-
Total operating expenses	4,363,262	2,181,405	2,181,857	100%
OPERATING LOSS	$(3,859,591)	$(1,616,769)	$(2,242,822)	139%

	Three months ended June 30,		Increase / (Decrease)
	2007	2006	$	%
OPERATING REVENUES:
Crude oil & natural gas sales	$607	$4,499	$(3,892)	(987%)
Contract services revenue	90,110	239,710	(149,600)	(62%)
Total operating revenues	90,717	244,209	(153,492)	(63%)
OPERATING EXPENSES:
Lease operating expenses	3,181	2,634	547	21%
Production and ad valorem taxes	45	229	(184)	(80%)
Dry hole & abandonment expenses	590	-	590
Impairment of oil & gas properties	385,524	-	385,524
Depreciation, depletion and amortization	92,606	9,697	82,909	855%
Accretion of asset retirement obligations	450	-	450
Contract services expense	52,455	143,086	(90,631)	(63%)
General and administrative expenses	824,806	515,284	309,522	60%
Restructure expenses	789,093	-	789,093
Total operating expenses	2,148,750	670,930	1,477,820	220%
OPERATING LOSS	$(2,058,033)	$(426,721)	$(1,631,312)	382%

Operating Revenues

Operating revenues decreased in the three and nine month periods ended June 30, 2007 from the same periods in 2006 due to the decreased production associated with the Humber well and lower gas price realizations. The decrease in Contract services for the three and nine month periods ended June 30, 2007 as compared to the same periods in 2006 was due to the termination of our contract in May 2007.

The table below summarizes the oil and gas sales data for the nine-month periods ending June 30, 2007 and 2006 and the three-month periods ending June 30, 2007 and 2006:

Continuing Operations	Nine months ended June 30,		Increase /
	2007	2006	(Decrease)
Operating revenues	$3,879	$13,238	$(9,359)
Sales
Oil (Bbls)	37	122	(85)
Gas (Mcf)	249	362	(113)
Total (BOE)	78	182	(104)
Average Price
Oil ($/Bbl)	$61.88	$61.55	$0.33
Gas ($/Mcf)	$6.48	$7.58	$(1.10)

Discontinued Operations	Nine months ended June 30,		Increase /
	2007	2006	(Decrease)
Operating revenues	$1,505,386	$1,019,067	$486,319
Sales
Oil (Bbls)	12,095	8,848	3,247
Gas (Mcf)	150,799	66,291	84,508
Total (BOE)	37,228	19,897	17,331
Average Price
Oil ($/Bbl)	$57.39	$63.65	$(6.26)
Gas ($/Mcf)	$6.22	$6.88	$(0.66)

Continuing Operations	Three months ended June 30,		Increase /
	2007	2006	(Decrease)
Operating revenues	$607	$4,499	$(3,892)
Sales
Oil (Bbls)	0	55	(55)
Gas (Mcf)	89	117	(28)
Total (BOE)	15	74	(59)
Average Price
Oil ($/Bbl)	$0.00	$68.43	$(68.43)
Gas ($/Mcf)	$6.83	$6.38	$0.45

Discontinued Operations	Three months ended June 30,		Increase /
	2007	2006	(Decrease)
Operating revenues	$563,038	$489,070	$73,968
Sales
Oil (Bbls)	2,871	4,520	(1,649)
Gas (Mcf)	58,175	32,144	26,031
Total (BOE)	12,566	9,877	2,690
Average Price
Oil ($/Bbl)	$61.81	$65.36	$(3.55)
Gas ($/Mcf)	$6.63	$6.03	$0.60

Operating Expenses

The decrease in operating expenses for the nine month period ended June 30, 2007 as compared to the same period in 2006 was attributable to a decrease in maintenance and repairs. The increase in the three month period ended June 30, 2007 as compared to the same period in 2006 was attributable to a general increase in oilfield service prices

As part of our strategic restructuring, we obtained indications of interest for all of our oil and gas interests and determined that the carrying value exceeded current market value. During the three and nine month period ended June 30, 2007, we recorded an oil and gas property impairment of $385,524.

The increases in depreciation depletion and amortization during the three and nine month periods ended June 30, 2007 as compared to the same periods in 2006 was due to higher costs being depreciated in 2007

The general and administrative expenses have increased to $2,536,092, after a reversal of stock compensation expense of $227,779 from forfeited warrants and terminated options, for the nine months ended June 30, 2007, from $1,812,697 for the nine months ended June 30, 2006 primarily to support the additional drilling activity and operations in early 2007. General and administrative expenses increased $309,522 from $515,284 for the three month period ended June 30, 2006 to $824,806 during the three month period ended June 30, 2007 due to additional personnel over the comparable period in 2006 prior to the termination of employment of the majority of our personnel. The components of general and administrative costs and the comparison between periods are as follows:

	Nine months ended June 30,		Increase /
	2007	2006	(Decrease)
General and administrative costs
Personnel expense	466%	59.9%	(13.3)%
Stock compensation expense reversal	(9.0)%	0.0%	(9.0)%
Professional services	43.1%	22.9%	20.1%
Facilities	6.4%	12.2%	(5.8)%
Operator overhead	(5.5)%	(3.9)%	(1.6)%
Insurance	4.4%	1.5%	2.9%
Penalties, fees and taxes	14.1%	7.4%	6.7%
Total	100.0%	100.0%	-%

	Three Months ended June 30,		Increase /
	2007	2006	(Decrease)
General and administrative costs
Personnel expense	41.1%	58.0%	(16.9)%
Professional services	22.3%	25.4%	(3.1)%
Facilities	6.3%	11.8%	(5.5)%
Operator overhead	(3.7)%	(3.8)%	0.0%
Insurance	1.7%	1.4%	0.3%
Penalties, fees and taxes	32.4%	7.1%	25.2%
Total	100.0%	100.00%	_ %

Interest income and expense

In September 2005, the Company entered into the Credit Agreement to support CrossPoint LLC's capital development program. We incurred interest expense of $1,107,013 on this debt for the nine months ended June 30, 2007, compared to $339,877 for the nine months ended June 30, 2006. We incurred interest expense of $725,887 for the three month period ended June 30, 2007 as compared to interest expense of $56,426 in the comparable period of 2006. The Company capitalized $564,882 for the nine months ended June 30, 2007 and $547,411 for the nine months ended June 30, 2006. The Company capitalized $89,174 for the three months ended June 30, 2007 and $300,266 for the three months ended June 30, 2006. The increase in the interest expense is due to the increase in the advances of $2,476,806 as we drilled more wells net of with the repayments of $219,431. The effective interest rate at June 30, 2007 was 13.75%. The balance of the note was $7,137,208 at June 30, 2007.

In connection with the private placement in June, 2006 of approximately $15 million, CrossPoint LLC issued convertible debt at 8% interest per annum. Pursuant to the merger, the Company assumed the debt. The interest expense on the convertible debt was $536,319 for the nine months ended June 30, 2007 and $178,773 for the three month period ended June 30, 2007 and $0 for the comparable periods in 2006.

The remaining interest expense is the amortization of the capitalized interest and the debt discount on the two previously discussed debt instruments.

Liquidated damages

In connection with the June 2006 private placement, the Securities Purchase Agreement required payment of liquidated damages if the Company was not merged within 120 days of the private placement on June 30, 2006. The merger was consummated on November 27, 2006 which was outside the 120-day period resulting in liquidated damages of $37,888. Discussions with the investors and a proposal to pay with either (1) cash or (2) a PIK payment, in the same manner defined as a PIK payment in the convertible note, using unregistered shares, has been consummated with certain of the investors, with a majority of the investors accepting a PIK payment for the payment. While the majority of the investors agreed to the issuance of unregistered stock, $1,875 has been paid in cash and 11,778 shares were issued to the investors in February of 2007.

By the terms of the RRA Article 2.b. between the investors and the Company, the Company's registration statement was required to be filed on December 27, 2006.  In as much as the audit for the Company was not completed at such date, due to complexities in the merger, multiple company subsidiary considerations and the adoption of a September 30, 2006 fiscal year, the filing was delayed, and the Company’s failure to meet the deadline, defined in the RRA as an “Event”, resulted in the Company being required to pay the investors 2% of their aggregate investment of $15,155,000 or $303,100.

An amendment to the RRA was agreed upon on January 25, 2007 by a majority of the investors which allowed the Company to pay liquidated damages to a majority of the investors for future Events through April 28, 2007 with either (1) cash or (2) a payment in kind, in the same manner defined as a PIK payment in the convertible note, using unregistered shares.

With a majority of the investors agreeing to the issuance of unregistered stock, the $303,100 liquidated damages were paid with $25,020 in cash and 90,883 shares in the February of 2007, using a stock price of $3.06, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

By the terms of the RRA Article 2.b.iv, as amended on January 25, 2007, between the investors and the Company, the registration statement filed must be declared effective by the Commission within 120 calendar days following the date of the merger. The merger was consummated on November 27, 2006, which required that the shares be effective on March 27, 2007. The Company filed the registration statement to register the shares on January 27, 2007, however the SEC had not completed its review by March 27, 2007 and another Event of $303,100 was triggered.

While the majority of the investors agreed to the issuance of unregistered stock, $25,020 was paid in cash and 104,572 shares were issued to the investors in March, using a stock price of $2.66, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date.

In April, the liquidated damages were paid $25,020 was paid in cash and 121,413 shares of unregistered common stock, using a stock price of $2.29, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date. In addition, as of March 31, 2007 we accrued an additional $757,750 in liquidated damages based on our then current probability-weighted assessment of the timing of the registration of the shares.

Despite our efforts, the SEC has rejected the size of our registration as a secondary offering; specifically, the SEC has rejected the current registration of all shares underlying the investor documents and we have suspended all registration efforts. Accordingly, during the three month period ended June 30, 2007 we expensed $2,273,250 bringing our recognized liquidated damages up to the maximum liquidated damages of 24% of the private placement issuance of $15,155,000 or $3,637,200. $303,100 was expensed in the fiscal year ended September 30, 2006 and $3,334,100 has been expensed in the nine month period ended June 30, 2007.

Restructure Expense

In May 2007, the Board of Directors engaged investment advisors to assist in developing restructuring alternatives, including marketing for sale, all or substantially all of CrossPoint’s assets or CrossPoint stock to a third party or the merger or consolidation of CrossPoint with a third party. In late May, the Board of Directors authorized a plan to reduce G&A and terminate the employment of a majority of the Company’s personnel, commence marketing efforts for the Company’s oil and gas properties with an authorization to market for sale Elkhart, Hoskins and Waskom properties, to market for sale the company’s office furniture and fixtures and to sublease the Company’s office space. The lenders the Company’s senior debt agreed to continue to fund certain operations in exchange for termination of the lenders’ agreement upon sale of the aforementioned properties and an exit fee of $262,500. As a result of the restructuring plan, the Company recorded a restructuring expense during the three and nine month periods ended June 30, 2007 as follows:

Severance pay	$95,466
Lender exit fee to fund operations through restructure	262,500
Recognition of debt discount on Note Payable due to acceleration of due date	251,918
Advisors to the restructure	50,000
Legal fees related to the restructure	94,320
Prepaid office rent from warrants issued in 2005	29,545
Reversal of deferred rent	(63,433)
Impairment of office furniture & fixtures	68,777
Total	$789,093

Each of the properties currently being marketed represents a field area and in accordance with SFAS No. 144, the results of operations relating to Elkhart, Hoskins and Waskom properties have been reflected as discontinued operations in the accompanying statements of operations. Considering our current marketing plans, we reviewed the individual carrying values of each of the properties held for sale and determined that the book value exceeded estimated fair value for two of the properties. Included in the loss from discontinued operations is an impairment charge of $2,931,812 to write down the carrying value of two of the properties to estimated net realizable value.

The following table shows the total revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three and nine month periods ended June 30, 3007 and 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenues	$563,038	$489,070	$1,505,386	$1,019,067

Expenses:
Lease operating Production and ad valorem taxes	156,565	144,718	453,358	366,755
Dry hole and abandonment	2,229	–	566,067	–
Impairment	2,931,812	–	2,931,812	–
Depreciation, depletion and amortization	393,813	191,013	1,214,909	270,997
Accretion of asset retirement obligation	5,979	–	17,936	–
Total Expenses	3,490,398	335,731	5,184,082	637,752
Income (Loss) from discontinued operations	$(2,927,360)	$153,339	$(3,678,696)	$381,315

No taxes have been provided on the discontinued operations because the Company was treated as a pass-through tax entity in 2006 and the properties generated losses in 2007.

We expect to complete the sale of the properties held for sale within the next 12 months at net proceeds that at are at least equal to the current book value. Any gains or additional losses as a result of the sale of the assets held for sale will be recognized when a sale is realizable or it becomes evident that an additional loss has been incurred.

Equity

The Company paid no dividends in nine months ended June 30, 2007 or in the nine months ended June 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (our principle executive officer and principle financial officer) conducted an evaluation of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2007, we terminated the majority of our staff, including our controller and other accounting personnel and have hired a consulting firm to assist in our accounting and financial reporting areas.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not involved in any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Interest payment on Convertible Note

For the interest payable during the three month period ended March, 31, 2007, the Company issued unregistered shares and calculated the number of shares using 90% of the volume weighted average price, or $2.66/share. In April 2007, the Company issued 154,630 shares as payment of interest for the three period ended March 31, 2007. In August 2007, the Company was notified that convertible note holders that received 19,148 of the shares issued in April 2007 would not accept such shares as the interest payment due for the three month period ended March 31, 2007. Such shares have not been returned to the Company.

Registration Rights Agreement - requirement for the shares to be registered

By the terms of the RRA Article 2.b.iv, as amended on January 25, 2007, between the investors and the Company, the registration statement filed must be declared effective by the Commission within 120 calendar days following the date of the merger. The merger was consummated on November 27, 2006, which required that the shares be effective on March 27, 2007. The Company filed a registration statement to register the shares on January 27, 2007, however the SEC had not completed its review by March 27, 2007 and another Event was triggered.

The majority of the investors agreed to the issuance of unregistered stock, which resulted in the issuance in April 2007 of 121,413 shares of unregistered common stock, using a stock price of $2.29, which was 90% of the volume-weighted-average-price (VWAP) of the common stock for the ten trading days immediately prior to the Event date of March 27, 2007.

The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for these issuances, which were to accredited investors. The Company did not engage in any public advertising or general solicitation in connection with the issuance of these shares of Company common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2007 and subsequent to June 30, 2007, we have not paid interest due on our convertible notes which is an event of default under the convertible notes. Although, we have not been notified of any acceleration, the note holders have the right to accelerate the convertible notes.

As of June 30, 2007 we were in default under the Credit Agreement for failing to satisfy any of the financial covenants on our senior debt and for failing to deliver our reserve report on time. On August 15, 2007, but effective August 13, 2007 we entered into a waiver of the events of default from the lenders .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In April 2007, the Board of Directors authorized management to develop a plan to effect the orderly termination of the employment of the majority of our personnel. With the exception of the Chief Executive Officer and President the Executive Vice President and the controller, employees received two weeks salary upon termination. The Executive Vice President resigned as of May 31, 2007 and received one month’s salary. The Chief Executive Officer and President will continue his employment as CrossPoint’s Chief Executive Officer and President until his resignation or his termination by CrossPoint’s Board of Directors. Any resignation by him or termination of his employment by CrossPoint’s Board of Directors will be effective 30 days after written notice by him of his resignation or written notice by the CrossPoint Board of Directors of his termination of employment, or by other mutual agreement. Until his employment is terminated pursuant to the new agreement, he will continue to receive his prior base salary and the same employee benefits as former CrossPoint employees. Upon his execution of a release of claims and his reasonable assistance in transitioning of a new President and Chief Executive Officer, if any, he will receive the a retention payment of three months salary. In June 2007, the Board of Directors authorized the payment of a retention bonus to the Controller, Principal Financial Officer and Secretary, of $25,000 in consideration of retaining her services until her resignation effective July 23, 2007.

On August 15, but effective August 13, 2007, we entered into a waiver with the Administrative Agent under the Credit Agreement. This waiver waived certain violations by us under the Credit Agreement, including for failing to deliver a reserve report on a timely basis and for failure to comply with certain financial covenants and production volumes for the quarters ended March 31, 2007 and June 30, 2007. The waiver also ratified the increasing of the commitment by $532,875, of which $497,298 was previously provided by the lenders. In exchange for the waiver, we agreed to pay $75,000 which was added to the outstanding amount under the Credit Agreement, agreed to pay an exit fee of $262,500 and agreed that if the Credit Agreement is not terminated on or prior to October 31, 2007, each of the two lenders will obtain an overriding royalty interest of 0.5% with respect to our oil and gas properties for each month after October 31, 2007 until the Credit Agreement is terminated.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1	Engagement Letter with Venn Capital Advisors, L.P. dated May 21, 2007.(1)

10.2	Agreement by and between CrossPoint Energy Company and Jeffrey A. Krakos dated May 24, 2007.(2)

10.3	Agreement by and between CrossPoint Energy Company and Daniel F. Collins dated June 21, 2007.(3)

10.4	Summary of Retention Agreement of Margaret Coughlin.(1)

10.5	Waiver letter by and between D.B. Zwirn Special Opportunities Fund, L.P. and CrossPoint Energy Company dated August 13, 2007.(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification .(1)

32.1	Section 1350 Certification.(1)

(1)	Filed herewith.
(2)	Incorporated by reference from Exhibit 10.1 to Current Report of CrossPoint Energy Company filed with the Securities and Exchange Commission on May 29, 2007.
(3)	Incorporated by reference from Exhibit 10.1 to Current Report of CrossPoint Energy Company filed with the Securities and Exchange Commission on June 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August, 2007.

CROSSPOINT ENERGY COMPANY

Date: August 20, 2007	By:	/s/ Daniel F. Collins
Daniel F. Collins, President and Chief Executive Officer